Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1994-11-10
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14350
                       -------


                   BALCOR REALTY INVESTORS 85-SERIES III
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3333344
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                      September 30, 1994 and December 31, 1993
                                    (Unaudited)

                                       ASSETS

                                                    1994         1993
                                                ------------ ------------
Cash and cash equivalents                       $ 2,540,851  $ 1,916,800
Prepaid expenses, principally real estate taxes      50,307      109,517
Deferred expenses, net of accumulated
  amortization of $894,493 in 1994 and
  $831,576 in 1993                                  568,549      736,766
Escrow deposits                                   1,572,054      900,839
                                                ------------ ------------
                                                  4,731,761    3,663,922
                                                ------------ ------------
Investment in real estate, at cost:
  Land                                            6,536,422    6,536,422
  Buildings and improvements                     56,884,371   56,884,371
                                                ------------ ------------
                                                 63,420,793   63,420,793
  Less accumulated depreciation                  20,227,096   18,916,557
                                                ------------ ------------
Investment in real estate, net of
  accumulated depreciation                       43,193,697   44,504,236
                                                ------------ ------------
                                                $47,925,458  $48,168,158
                                                ============ ============


                          LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $    31,735  $    55,921
Due to affiliates                                   107,360       57,977
Accrued liabilities, principally interest
  and real estate taxes                             179,943       11,687
Security deposits                                   298,265      298,425
Loss in excess of investment in
  joint venture with an affiliate                 1,139,593      935,788
Purchase price, promissory and
  mortgage notes payable                         51,621,367   51,850,501
                                                ------------ ------------
    Total liabilities                            53,378,263   53,210,299

Affiliates' participation in joint ventures        (419,497)    (264,591)

Partners' capital (59,092 Limited
  Partnership Interests issued and
  outstanding)                                   (5,033,308)  (4,777,550)
                                                ------------ ------------
                                                $47,925,458  $48,168,158
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                 for the nine months ended September 30, 1994 and 1993
                                    (Unaudited)

                                                    1994         1993
                                                ------------ ------------
Income:
  Rental and service income                     $ 8,212,370  $ 8,823,765
  Interest on short-term investments                 69,207       29,070
                                                ------------ ------------
      Total income                                8,281,577    8,852,835
                                                ------------ ------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    3,098,938    3,638,799
  Depreciation                                    1,310,539    1,472,099
  Amortization of deferred expenses                 168,217      188,274
  Property operating                              2,350,023    2,874,702
  Real estate taxes                                 798,310      884,283
  Property management fees                          411,515      440,836
  Administrative                                    288,950      237,871
  Participation in loss of joint
    venture with an affiliate                       112,289        1,271
                                                ------------ ------------
      Total expenses                              8,538,781    9,738,135
                                                ------------ ------------
Loss before affiliates' participation
  in losses from joint ventures                    (257,204)    (885,300)
Affiliates' participation in losses
  from joint ventures                                 1,446      106,152
                                                ------------ ------------
Net loss before extraordinary item                 (255,758)    (779,148)

Extraordinary item:
  Gain on foreclosure of property                              3,101,599
                                                ------------ ------------
Net (loss) income                               $  (255,758) $ 2,322,451
                                                ============ ============
Loss before extraordinary item
  allocated to General Partner                  $    (2,558) $    (7,791)
                                                ============ ============
Loss before extraordinary item
  allocated to Limited Partners                 $  (253,200) $  (771,357)
                                                ============ ============
Loss before extraordinary item per Limited
  Partnership Interest (59,092 issued and
  outstanding)                                  $     (4.28) $    (13.05)
                                                ============ ============
Extraordinary item allocated to
  General Partner                                      NONE  $    31,016
                                                ============ ============
Extraordinary item allocated to
  Limited Partners                                     NONE  $ 3,070,583
                                                ============ ============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding)             NONE  $     51.96
                                                ============ ============
Net (loss) income allocated to General Partner  $    (2,558) $    23,225
                                                ============ ============
Net (loss) income allocated to Limited Partners $  (253,200) $ 2,299,226
                                                ============ ============
Net (loss) income per Limited Partnership
  Interest (59,092 issued and outstanding)      $     (4.28) $     38.91
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended September 30, 1994 and 1993
                                    (Unaudited)

                                                    1994         1993
                                                ------------  -----------
Income:
  Rental and service income                     $ 2,820,801  $ 2,587,680
  Interest on short-term investments                 27,851        9,943
                                                ------------ ------------
      Total income                                2,848,652    2,597,623
                                                ------------ ------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    1,043,898    1,122,052
  Depreciation                                      436,847      436,847
  Amortization of deferred expenses                  56,073       49,787
  Property operating                                894,180      795,607
  Real estate taxes                                 217,231      301,697
  Property management fees                          143,584      129,076
  Administrative                                     54,529       78,200
  Participation in loss (income) of joint
    venture with an affiliate                        63,024      (22,211)
                                                ------------ ------------
      Total expenses                              2,909,366    2,891,055
                                                ------------ ------------
Loss before affiliates' participation
  in losses from joint ventures                     (60,714)    (293,432)
Affiliates' participation in losses
  from joint ventures                                 1,229       38,275
                                                ------------ ------------
Net loss                                        $   (59,485) $  (255,157)
                                                ============ ============
Net loss allocated to General Partner           $      (595) $    (2,552)
                                                ============ ============

Net loss allocated to Limited Partners          $   (58,890) $  (252,605)
                                                ============ ============
Net loss per Limited Partnership
  Interest (59,092 issued and outstanding)      $     (1.00) $     (4.27)
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                 for the nine months ended September 30, 1994 and 1993
                                    (Unaudited)


                                                    1994         1993
                                                ------------ ------------
Operating activities:
  Net (loss) income                             $  (255,758) $ 2,322,451
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Gain on foreclosure of investment
        property                                              (3,101,599)
      Affiliates' participation in
        losses from joint ventures                   (1,446)    (106,152)
      Participation in loss of joint venture
        with an affiliate                           112,289        1,271
      Depreciation of properties                  1,310,539    1,472,099
      Amortization of deferred expenses             168,217      188,274
      Net change in:
        Prepaid expenses                             59,210      (76,539)
        Escrow deposits                            (671,215)      63,328
        Accounts payable                            (24,186)     (97,640)
        Due to affiliates                            49,383      (19,852)
        Accrued liabilities                         168,256      199,085
        Security deposits                              (160)      17,741
                                                ------------ ------------
  Net cash provided by operating
    activities                                      915,129      862,467
                                                ------------ ------------

Investing activities:
  Distributions from joint venture with an
    affiliate                                        91,516
  Contribution to joint venture with an
    affiliate                                                   (123,637)
                                                ------------ ------------
  Net cash provided by or used in investing
    activities                                       91,516     (123,637)
                                                ------------ ------------

Financing activities:
  Principal payments on purchase price,
    promissory and mortgage notes payable          (229,134)    (208,988)
  Distributions to joint venture
    partners - affiliates                          (153,460)     (35,364)
  Repayment of mortgage note payable                          (8,550,472)
  Proceeds from issuance of mortgage
    note payable                                               9,170,400
  Funding of capital improvement escrows                        (328,856)
  Payment of deferred expenses                                  (323,552)
                                                ------------ ------------
  Net cash used in financing activities            (382,594)    (276,832)
                                                ------------ ------------

Net change in cash and cash equivalents             624,051      461,998
Cash and cash equivalents at beginning
  of period                                       1,916,800    1,043,750
                                                ------------ ------------
Cash and cash equivalents at end of period      $ 2,540,851  $ 1,505,748
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $3,098,938 and $3,638,799 and paid interest expense of $3,081,407 and $3,638,799, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $408,694  $142,098      $47,131
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       42,147    26,217       15,427
        Data processing                  15,640     7,605       16,809
        Investor communications           9,611     5,978        3,211
        Legal                             4,971     3,092        3,183
        Portfolio management             42,902    26,342       20,010
        Other                             6,216     3,866        1,589

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,087,000 through the sale of Limited Partnership Interests to the public and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. During prior years, titles to three of these properties were relinquished through foreclosure. The Partnership continues to operate its five remaining properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

During June 1993, title to the Oakland Hills Apartments was relinquished to the lender through foreclosure. In connection with this event, the Partnership recognized an extraordinary gain on foreclosure of property which is the primary reason the Partnership recognized income during the nine months ended September 30, 1993 as compared to a loss for the same period in 1994. Increased rental and service income at all of the Partnership's remaining properties was the primary reason for the decrease in the Partnership's net loss for the quarter ended September 30, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is set forth below.

1994 Compared to 1993
- ---------------------

Due to the foreclosure of Oakland Hills Apartments in June 1993, rental and service income, interest on purchase price, promissory and mortgage notes payable, depreciation expense, amortization expense, property operating expense and property management fees decreased for the nine months ended September 30, 1994 as compared to the same period in 1993.

Increased rents and/or occupancy at all of the Partnership's remaining properties partially offset the decrease in rental and service income for the nine months ended September 30, 1994 due to the Oakland Hills Apartments foreclosure, and caused rental and service income, and consequently property management fees, to increase for the quarter ended September 30, 1994 as compared to the same period in 1993.

Interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 due to higher average cash balances in 1994 as a result of cash flow from property operations, as well as an increase in short term interest rates.

During December 1993, the mortgage loan collateralized by the Howell Station Apartments was refinanced. The new loan bears interest at a rate of 7.94% per annum whereas the previous loan had a rate of 10%. The Howell Station loan refinancing, the Oakland Hills Apartments foreclosure, an interest rate adjustment in accordance with the mortgage loan agreement on Shadowridge Apartments, and discontinued payment of the guaranty fee on North Hill Apartments (see Liquidity and Capital Resources for additional information), all contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

During March 1993, the mortgage loan collateralized by Park Place - Phase II Apartments was refinanced and the remaining deferred expenses related to the previous mortgage loan were written-off. This, along with the decrease due to the foreclosure of Oakland Hills Apartments, resulted in a decrease in the amortization of deferred expenses for the nine months ended September 30, 1994 as compared to the same period in 1993. An increase in the amortization of deferred expenses relating to the December 1993 refinancing of the mortgage loan collateralized by Howell Station Apartments partially offset the decrease in amortization expenses for the nine months ended September 30, 1994 and resulted in increased amortization expense for the quarter ended September 30, 1994 as compared to the same period in 1993.

Increased insurance expense at all of the properties, as well as increases in contract services at Park Place - Phase II and Country Ridge Apartments, and roof repairs at North Hill Apartments resulted in an increase in property operating expense for the quarter ended September 30, 1994 as compared to the same period in 1993.

A decrease in the tax rate at the Country Ridge and Park Place -Phase II Apartment complexes as well as a decrease in the assessed value at the North Hill Apartment complex caused real estate tax expense to decrease for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. A decrease in the assessed value at the Howell Station and Shadowridge apartment complexes also contributed to the decrease in real estate tax expense for the quarter ended September 30, 1994.

Administrative expense increased for the nine months ended September 30, 1994 as compared to the same period in 1993 primarily due to an increase in accounting, portfolio management, and data processing expenses. A decrease in legal fees partially offset the increase in administrative expense for the nine months ended September 30, 1994 and resulted in a decrease in administrative expense for the quarter ended September 30, 1994 as compared to the same period in 1993.

The Partnership holds a minority interest in the Lakeville Resort Apartments. Increased exterior painting and insurance expenses resulted in an increase in the participation in loss from joint venture with an affiliate during the nine months ended September 30, 1994 as compared to the same period in 1993. This increase was partially offset by a decrease in interest expense due to the April 1993 refinancing of the underlying mortgage loan. Increased exterior painting was also the primary reason for the loss from joint venture with an affiliate during the quarter ended September 30, 1994 as compared to income during the same period in 1993.

Decreased interest expense and increased rental income at the North Hill and Shadowridge Apartments resulted in a decrease in affiliates' participation in losses from joint ventures during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership increased by approximately $624,000 as of September 30, 1994 as compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. A portion of the net cash provided by operating activities and investing activities, which consisted of distributions representing the Partnership's share of operations from a joint venture with an affiliate, was used to fund financing activities which consisted of principal payments on purchase price, promissory and mortgage notes payable as well as distributions to joint venture partners - affiliates.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. For the nine months ended September 30, 1994 and 1993, the Country Ridge, Howell Station, North Hill, Park Place - Phase II and Shadowridge apartment complexes generated positive cash flow. The Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, generated a marginal deficit for the nine months ended September 30, 1994 as compared to positive cash flow for the same period in 1993, primarily due to increased exterior painting and insurance expenses.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During 1994, the $18,700,000 mortgage loan collateralized by the North Hill apartment complex matures. North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. Mutual Benefit Life Insurance Company ("Mutual Benefit") was the guarantor of the $18,700,000 tax-exempt revenue bonds which funded the first mortgage financing ("Senior Loan") collateralized by the property. In July 1991, the New Jersey Commissioner of Insurance assumed control of Mutual Benefit due to its insolvency and, as a result, the bonds were in technical default. In October 1993, the Joint Venture and the trustee for the bondholders (the "Trustee") released Mutual Benefit from its obligations as guarantor under the bonds. The Senior Loan remains in technical default. The Trustee and the Joint Venture have entered into an agreement (the "Agreement") in which the Trustee agreed to forebear from commencing foreclosure proceedings until December 1, 1994. Under the Agreement, the Joint Venture will continue to make interest only debt service payments on the Senior Loan at the contract interest rate of 6.75% per annum. Effective with the February 1, 1994 payment, in lieu of the 1% fee to the Trustee, the Joint Venture is paying the Trustee 50% of the monthly net cash flow from the property after payment of operating expenses, including debt service, which is being held in an escrow account to be applied to amounts due under the Senior Loan upon a sale of the property or refinancing of the Senior Loan. The Joint Venture is currently pursuing a refinancing of the Senior Loan and has received a loan commitment. The transaction is expected to be completed in 1994. In the event the refinancing is not completed by December 1, 1994, the Joint Venture will seek an extension of the forbearance agreement. If the proposed refinancing is unsuccessful, the Joint Venture may negotiate with new lenders for a refinancing or sell the collateral property to satisfy the outstanding mortgage amount.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions will depend on improved cash flow from the Partnership's remaining properties, proceeds from future property sales, and successful mortgage loan refinancings, as to all of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated August 2, 1985 (Registration No. 2-97249), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14350) are incorporated herein by reference.

(27) Financial Data schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BALCOR REALTY INVESTORS 85-SERIES III
                          A REAL ESTATE LIMITED PARTNERSHIP



                          By: /s/Thomas E. Meador
                              ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVIII, the General Partner



                          By: /s/Allan Wood
                              ---------------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-XVIII, the General Partner



Date: November 10, 1994
      -----------------------