Form 10-K
period 1994-12-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1995-03-28
CIK 766769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-14350
                       -------

                     BALCOR REALTY INVESTORS 85-SERIES III
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois, which raised $59,087,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Registrant has since disposed of three of these properties. The five remaining properties and the minority joint venture interest held at December 31, 1994 are described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. All of the Registrant's five remaining properties generated positive cash flow during 1994 and the property in which the Registrant holds a minority joint venture interest, generated a marginal cash flow deficit in 1994. (See Item 7. Liquidity and Capital Resources for additional information.)

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Registrant and an affiliate. During December 1994, the Joint Venture completed the refinancing of the North Hill Apartments mortgage loan. See Note 3 of Notes to Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The Registrant, by virtue of its ownership of real estate is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XVIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the five properties described below:

Location                      Description of Property
- --------                      -----------------------

Farmington Hills, Michigan    Country Ridge Apartments: a 252-unit apartment
                              complex located on approximately 22.5 acres.

DeKalb County, Georgia     *  North Hill Apartments: a 420-unit apartment
                              complex located on approximately 30 acres.

Plymouth, Minnesota           Park Place Apartments Phase II: a 250-unit
                              apartment complex located on approximately 14.9 acres.

Las Vegas, Nevada          *  Shadowridge Apartments: a 312-unit apartment
                              complex located on approximately 13.6 acres.

Duluth, Georgia               Howell Station Apartments (formerly Tempo
                              Station): a 228-unit apartment complex located on approximately 28.6 acres.

*  Owned by Registrant through a joint venture with an affiliated partnership.


The Registrant also holds a minority joint venture interest in Lakeville Resort Apartments in Petaluma, California.

Each of these properties is held subject to various forms of financing.


In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot be reasonably determined. For information regarding distributions, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 5,286.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total  income      $11,194,480 $11,489,788 $12,706,318 $12,021,222 $11,823,777
Loss before
  extraordinary
  items               (471,133) (1,079,762) (2,009,380) (2,607,265) (3,560,723)
Net (loss) income      (70,139)  2,213,346  (2,009,380) (2,607,265) (2,920,211)
Net (loss) income
  per Limited
  Partnership
  Interest               (1.18)      37.08      (33.66)     (43.68)     (48.92)
Total assets        47,696,255  48,168,158  60,949,491  63,108,896  65,369,251
Mortgage notes
  payable           50,987,329  51,850,501  65,816,872  65,800,830  65,736,340

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

During 1993, the Partnership recognized a gain on foreclosure of property and a gain on forgiveness of debt. These are the primary reasons Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") recognized net income during 1993 as compared to a net loss for 1994 and 1992. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

Due to the foreclosure of Oakland Hills Apartments in June 1993, rental and service income, interest on mortgage notes payable, depreciation expense, amortization expense, property operating expense, maintenance and repairs expense and property management fees decreased for 1994 as compared to 1993.

Increased rental rates and/or occupancy at all of the Partnership's remaining properties partially offset the decrease in rental and service income due to the Oakland Hills Apartments foreclosure.

Interest income on short-term investments increased during 1994 as compared to 1993 due to higher average cash balances in 1994 as a result of cash flow from property operations, as well as an increase in short term interest rates. In addition, interest income was recognized in 1994 on the funds held in escrow relating to the previous North Hill Apartments mortgage bond financing. (See Liquidity and Capital Resources below for additional information.)

During December 1993, the Howell Station Apartments mortgage loan was refinanced. The new loan bears interest at a rate of 7.94% per annum whereas the previous loan had a rate of 10%. The Howell Station loan refinancing, the Oakland Hills Apartments foreclosure and an interest rate adjustment in 1993 in accordance with the mortgage loan agreement on Shadowridge Apartments all contributed to the decrease in interest expense on mortgage notes payable for 1994 as compared to 1993.

During 1993, the Park Place - Phase II and the Howell Station Apartments mortgage loans were refinanced and the remaining deferred expenses relating to the previous mortgage loans were written-off. This, along with the decrease due to the foreclosure of Oakland Hills Apartments during 1993, resulted in a decrease in the amortization of deferred expenses for 1994 as compared to 1993.

The decrease in property operating expense as a result of the Oakland Hills foreclosure was partially offset by increases in insurance expense at all of the Partnership's properties an increase in contract services at the Park Place
- - Phase II Apartments and increases in utilities and payroll expense at the Shadowridge Apartments during 1994 as compared to 1993.

Maintenance and repairs expense decreased during 1994 as compared to 1993 primarily as a result of the 1993 foreclosure of Oakland Hills Apartments. This decrease was partially offset by increases in exterior repairs at the North Hill Apartments.

Real estate tax expense decreased during 1994 as compared to 1993 primarily as a result of a decrease in the tax rate at the Country Ridge and Park Place - Phase II apartment complexes. This decrease was partially offset by an increase in the tax rate at the Howell Station Apartments.

Administrative expense increased for 1994 as compared to 1993 primarily due to an increase in accounting, portfolio management, and data processing expenses. A decrease in legal fees partially offset the increase in administrative expense for 1994 as compared to 1993.

The Partnership holds a minority interest in the Lakeville Resort Apartments. Increased exterior painting and carpet replacement expenses at the Lakeville Resort Apartments resulted in the Partnership recognizing a loss from joint venture with an affiliate in 1994 as compared to income in 1993.

In June 1993, title to the Oakland Hills Apartments was relinquished through foreclosure and the Partnership recognized a $3,101,599 extraordinary gain for financial statement purposes.

Improved operations at the North Hill and Shadowridge apartment complexes, as well as a reduction in interest expense at both properties, resulted in a decrease in affiliates' participation in loss from joint venture in 1994 as compared to 1993.

North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. In connection with the December 1994 North Hill Apartments mortgage loan refinancing, the Joint Venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guarantee fee on the original North Hill Apartments mortgage loan. As a result, the Partnership recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the affiliate's share.

The Partnership refinanced the Howell Station Apartments mortgage loan in 1993, received a discount on the prepayment of the previous mortgage note and recognized a $191,509 extraordinary gain on debt forgiveness in 1993.

1993 Compared to 1992
- ---------------------

In June 1993, title to the Oakland Hills Apartments was relinquished through foreclosure. As a result, rental and service income, interest expense, depreciation expense, property operating expense, maintenance and repairs expense, real estate taxes and property management fees decreased for 1993 as compared to 1992. In addition, the Partnership recognized an extraordinary gain on the foreclosure of this property.

Rental and service income decreased for 1993 as compared to 1992 due to the foreclosure of Oakland Hills Apartments. This decrease was partially offset by increased rental and/or occupancy rates at all of the Partnership's remaining properties.

During 1992, the Partnership reached a settlement with the seller of the Oakland Hills and Beverly Glen apartment complexes for proration amounts the seller owed the Partnership pursuant to the terms of the original management and guarantee agreements. The Partnership received $326,458 in 1992, pursuant to the terms of the settlement. The final payment of $86,318 was received in March 1993. In connection with these payments, the Partnership recognized income of $342,179 for 1992.

Increased rental revenues at the Lakeville Resort Apartments, combined with decreased interest expense on mortgage notes payable due to the 1993 refinancing of the underlying mortgage loan resulted in income from joint venture with an affiliate during 1993 as compared to a loss in 1992.

Pursuant to the terms of the loan agreement, the interest rate on the Shadowridge Apartments first mortgage loan was adjusted to 7.75% effective April 1, 1993, from the previous rate of 9.75%. This interest rate adjustment contributed to the decrease in interest on mortgage notes payable for 1993 as compared to 1992.

The Park Place Phase - II and Howell Station apartments mortgage loans were refinanced in 1993 and the remaining deferred expenses related to the previous mortgage loans were written-off. This resulted in an increase in the amortization of deferred expenses for 1993 as compared to 1992.

Maintenance and repair expense decreased for 1993 as compared to 1992 primarily due to the Oakland Hills Apartments foreclosure and decreased decorating costs at Park Place Phase II Apartments. This decrease was partially offset by increased asphalt paving costs at Country Ridge Apartments, increased painting and decorating costs at the Howell Station Apartments and increased painting and carpet replacement costs at the Shadowridge Apartments.

The decrease in real estate tax expense in 1993 as compared to 1992 was due primarily to the Oakland Hills Apartments foreclosure. This decrease was partially offset by higher North Hill Apartments real estate tax expense in 1993 due to a refund received in 1992.

Increased portfolio management fees and legal fees incurred in connection with the Park Place Phase II and Lakeville Resort apartment complexes refinancings were the primary reasons administrative expense increased for 1993 as compared to 1992.

Affiliate's participation in losses from joint ventures decreased for 1993 as compared to 1992 due to improved operations at North Hill Apartments and reduced interest expense at the Shadowridge Apartments as a result of the interest rate adjustment.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased slightly as of December 31, 1994 as compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties, and was partially offset by the payment of administrative expenses. The cash flow provided by investing activities consisted of a net distribution received from a joint venture with an affiliate. The net cash provided by operating and investing activities, along with the proceeds received in connection with the North Hill Apartments mortgage loan refinancing were used to fund financing activities which consisted of the repayment of the original North Hill Apartments mortgage loan, funding of capital improvement escrows and the payment of fees relating to the 1994 refinancing. Financing activities also included net contributions received from joint venture partners - affiliates and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For 1994 and 1993, all of the Partnership's properties generated positive cash flow. However, the Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, generated a marginal cash flow deficit in 1994 as compared to cash flow in 1993 due to an increase in insurance and maintenance and repairs expenditures.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 94% to 99%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates and other terms related to each of these mortgage loans. In certain instances, it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation, or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance. As a result of the General Partner's successful efforts to obtain loan modifications, as well as refinancings of many existing loans with new lenders, the Partnership has no third-party financing which matures prior to 1996.

North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. The $18,700,000 tax exempt bond issue which funded the first mortgage financing collateralized by the property went into technical default in July 1991 due to the insolvency of the guarantor of the bonds. In April 1993, the Joint Venture and the trustee for the bondholders entered into an agreement in which the loan was modified and the trustee agreed to forebear from commencing foreclosure proceedings while the Joint Venture sought alternative financing. In conjunction with the agreement, as of February 1994 the Joint Venture agreed to pay 50% of monthly net cash flow into an escrow account to be applied to amounts due under the mortgage loan upon refinancing. On December 22, 1994, the Joint Venture refinanced the mortgage loan. See Note 3 of Notes to Financial Statements for additional information. In conjunction with the refinancing, $828,605 held in escrow representing the 50% of net cash flow and the guarantee fee previously paid to the trustee, but not paid to the guarantor due to its insolvency, were released to the Joint Venture, which was used to help repay the previous bond financing. In addition, the Joint Venture received proceeds of $1,350,000 from a non-affiliated party which was also used to help repay the previous bond financing. See Note 3 of Notes to Financial Statements for additional information.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions will depend on improved cash flow from the Partnership's remaining properties, proceeds from future property sales, successful mortgage loan refinancings and sufficient Partnership reserves, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original capital.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $47,696,255  $35,256,710   $48,168,158  $36,535,076
Partners' capital
  accounts (deficit):
    General Partner      (574,251)    (838,192)     (573,550)    (830,961)
    Limited Partners   (4,273,438) (14,411,474)   (4,204,000) (13,693,970)
Net (loss) income:
    General Partner          (701)      (7,231)       22,133       42,893
    Limited Partners      (69,438)    (717,504)    2,191,213    4,694,191
    Per Limited Part-
      nership Interest      (1.18)      (12.14)        37.08        79.44

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.


Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests          1,180 Interests    Less than 2%

Relatives and affiliates of the officers and partners of the General Partner own an additional 35 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership, set fourth as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated August 2,1985 (Registration No. 2-97249), is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: March 27, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVIII,
 /s/Thomas E. Meador     the General Partner                 March 27, 1995
- ---------------------                                        --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XVIII,
    /s/Allan Wood        the General Partner                 March 27, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 85-Series III
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 2, 1995

                      BALCOR REALTY INVESTORS 85-SERIES III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                  ASSETS


                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $  1,965,737   $  1,916,800
Prepaid expenses, principally
  real estate taxes                                227,783        109,517
Deferred expenses, net of accumulated
  amortization of $221,054 in 1994
  and $831,576 in 1993                           1,369,030        736,766
Other assets, principally escrow deposits        1,376,853        900,839
                                              -------------  -------------
                                                 4,939,403      3,663,922
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                           6,536,422      6,536,422
  Buildings and improvements                    56,884,371     56,884,371
                                              -------------  -------------
                                                63,420,793     63,420,793
  Less accumulated depreciation                 20,663,941     18,916,557
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      42,756,852     44,504,236
                                              -------------  -------------
                                              $ 47,696,255   $ 48,168,158
                                              =============  =============



                     LIABILITIES AND PARTNERS' DEFICIT


Accounts payable                              $    129,946   $     55,921
Due to affiliates                                   64,125         57,977
Accrued liabilities, principally interest                          11,687
Security deposits                                  295,948        298,425
Loss in excess of investment in
  joint venture with an affiliate                1,124,922        935,788
Mortgage notes payable                          50,987,329     51,850,501
                                              -------------  -------------
    Total liabilities                           52,602,270     53,210,299

Affiliates' participation in joint ventures        (58,326)      (264,591)

Partners' deficit (59,092 Limited
  Partnership Interests issued and
  outstanding)                                  (4,847,689)    (4,777,550)
                                              -------------  -------------
                                              $ 47,696,255   $ 48,168,158
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                           STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                          Partners' Deficit Accounts
                               -------------------------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                               -------------  -------------  -------------

Balance at December 31, 1991   $ (4,981,516)  $   (575,589)  $ (4,405,927)

Net loss for the year
  ended December 31, 1992        (2,009,380)       (20,094)    (1,989,286)
                               -------------  -------------  -------------
Balance at December 31, 1992     (6,990,896)      (595,683)    (6,395,213)

Net income for the year
  ended December 31, 1993         2,213,346         22,133      2,191,213
                               -------------  -------------  -------------
Balance at December 31, 1993     (4,777,550)      (573,550)    (4,204,000)

Net loss for the year
  ended December 31, 1994           (70,139)          (701)       (69,438)
                               -------------  -------------  -------------
Balance at December 31, 1994   $ (4,847,689)  $   (574,251)  $ (4,273,438)
                               =============  =============  =============


  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                    1994           1993           1992
                               -------------  -------------  -------------
Income:
  Rental and service income    $ 11,036,707   $ 11,437,845   $ 12,307,082
  Interest on short-term
    investments                     157,773         51,943         57,057
  Settlement income                                               342,179
                               -------------  -------------  -------------
      Total income               11,194,480     11,489,788     12,706,318
                               -------------  -------------  -------------

Expenses:
  Interest on mortgage notes
    payable                       4,099,437      4,767,770      5,823,562
  Depreciation                    1,747,384      1,908,944      2,135,125
  Amortization of deferred
    expenses                        210,353        291,383        218,081
  Property operating              2,484,400      2,656,409      2,953,177
  Maintenance and repairs           950,592      1,006,498      1,099,053
  Real estate taxes               1,136,617      1,180,830      1,647,724
  Property management fees          550,710        573,228        615,482
  Administrative                    397,661        340,827        267,344
  Participation in loss
    (income) of joint venture
    with an affiliate               104,619        (13,140)       194,657
                               -------------  -------------  -------------
      Total expenses             11,681,773     12,712,749     14,954,205
                               -------------  -------------  -------------
Loss before affiliates'
  participation in joint
  ventures and extraordinary
  items                            (487,293)    (1,222,961)    (2,247,887)
Affiliates' participation in
  loss from joint ventures
  before extraordinary item          16,160        143,199        238,507
                               -------------  -------------  -------------
Loss before extraordinary items    (471,133)    (1,079,762)    (2,009,380)
                               -------------  -------------
Extraordinary items:
  Gain on foreclosure of
    property                                     3,101,599
  Gain on forgiveness of debt       534,659        191,509
  Affiliate's participation in
    gain on forgiveness of debt    (133,665)
                               -------------   ------------
Total extraordinary items           400,994      3,293,108
                               -------------  -------------  -------------
Net (loss) income              $    (70,139)  $  2,213,346   $ (2,009,380)
                               =============  =============  =============

Loss before extraordinary items
  allocated to General Partner $     (4,711)  $    (10,798)  $    (20,094)
                               =============  =============  =============
Loss before extraordinary items
  allocated to Limited Partners$   (466,422)  $ (1,068,964)  $ (1,989,286)
                               =============  =============  =============
Loss before extraordinary items
  per Limited Partnership

  Interest (59,092 issued
  and outstanding)             $      (7.89)  $     (18.09)  $     (33.66)
                               =============  =============  =============
Extraordinary items allocated
  to General Partner           $      4,010   $     32,931           None
                               =============  =============  =============
Extraordinary items allocated
  to Limited Partners          $    396,984   $  3,260,177           None
                               =============  =============  =============
Extraordinary items per Limited
  Partnership Interest (59,092
  issued and outstanding)      $       6.72   $      55.17           None
                               =============  =============  =============
Net (loss) income allocated to
  General Partner              $       (701)  $     22,133   $    (20,094)
                               =============  =============  =============
Net (loss) income allocated to
  Limited Partners             $    (69,438)  $  2,191,213   $ (1,989,286)
                               =============  =============  =============
Net (loss) income per Limited
  Partnership Interest (59,092
  issued and outstanding)      $      (1.18)  $      37.08   $     (33.66)
                               =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 85-SERIES III
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992




                                    1994           1993           1992
                               -------------  -------------  -------------
Operating activities:

  Net (loss) income            $    (70,139)  $  2,213,346   $ (2,009,380)
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
      Gain on foreclosure of
        investment property                     (3,101,599)
      Gain on forgiveness of
        debt                       (534,659)      (191,509)
      Release of escrow
        deposits                    534,659
      Affiliates' participation
        in losses from joint
        ventures                    (16,160)      (143,199)      (238,507)
      Affiliate's participation
        in gain on forgivness
        of debt                     133,665
      Participation in losses
        (income) of joint
        venture with an
        affiliate                   104,619        (13,140)       194,657
      Depreciation of
        properties                1,747,384      1,908,944      2,135,125
      Amortization of deferred
        expenses                    210,353        291,383        218,081
      Deferred interest expense                                   222,609
      Net change in:
        Accounts and accrued
          interest receivable                      495,423       (345,988)
        Prepaid expenses           (118,266)        (2,229)          (733)
        Other assets               (266,569)       (95,754)        62,847
        Accounts payable             74,025        (94,259)       (38,593)
        Due to affiliates             6,148        (16,006)       (30,973)
        Accrued liabilities         (11,687)       (50,823)       118,495
        Security deposits            (2,477)        13,497        (23,458)
                               -------------  -------------  -------------
  Net cash provided by
    operating activities          1,790,896      1,214,075        264,182
                               -------------  -------------  -------------

Investing activities:

  Contributions to joint
    venture with an affiliate       (47,041)      (123,638)       (45,902)
  Distributions from joint
    venture with an affiliate       131,556                        18,729
                               -------------  -------------  -------------
  Net cash provided by or used
    in investing activities          84,515       (123,638)       (27,173)
                               -------------  -------------  -------------
Financing activities:

  Distributions to
    joint venture
    partner - affiliate            (163,551)       (54,171)      (120,515)
  Contributions from joint
    venture partner - affiliate     252,311
  Repayment of mortgage notes
    payable                     (18,700,000)   (14,744,366)
  Proceeds from issuance of
    mortgage notes payable       16,795,600     15,820,400
  Proceeds from issuance of
    note payable                  1,350,000
  Funding of capital
    improvement escrows            (209,445)      (444,382)
  Payment of deferred expenses     (842,617)      (512,912)
  Principal payments on
    mortgage notes payable         (308,772)      (281,956)      (206,567)
                               -------------  -------------  -------------
  Net cash used in financing
   activities                    (1,826,474)      (217,387)      (327,082)
                               -------------  -------------  -------------

Net change in cash and cash
  equivalents                        48,937        873,050        (90,073)
Cash and cash equivalents at
  beginning of year               1,916,800      1,043,750      1,133,823
                               -------------  -------------  -------------
Cash and cash equivalents at
  end of year                  $  1,965,737   $  1,916,800   $  1,043,750
                               =============  =============  =============


  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----
               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

Interest incurred while properties were under construction was capitalized.

(b) Loan commitment fees and deferred expenses, which consist of loan financing fees and loan modification fees, are amortized over the terms of the respective agreements.

(c) Loss in excess of investment in joint venture with an affiliate represents the recording of the Partnership's 40.25% interest, under the equity method of accounting, in a joint venture with an affiliate. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint venture has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint venture. This has resulted in the classification of the investment as "Loss in excess of investment in joint venture with an affiliate" in the accompanying financial statements.

(d) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(f) Certain reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 and 1992 results.

2. Partnership Agreement:

The Partnership was organized on October 25, 1984. The Partnership Agreement provides for Balcor Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 70,000 Limited Partnership Interests at $1,000 per Interest, 59,092 of which were sold on or prior to December 31, 1985, the termination date of the offering.

Pursuant to the Partnership Agreement, Partnership losses will be allocated 99% to the Limited Partners and 1% to the General Partner. One hundred percent of

Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the General Partner as its distributive share from operations an amount equal to approximately 1% of the total Net Cash Receipts being distributed which will be paid only out of distributed Net Cash Proceeds. The accrued amount will be paid as a part of the General Partner's share of distributed Net Cash Proceeds and will be paid only out of distributed Net Cash Proceeds in excess of total Original Capital plus a 6% Cumulative Distribution. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of Net Cash Proceeds and is subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests.

3. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                     Carrying    Carrying  Current  Final
Property             Amount of   Amount of Inter-  Matur-  Current   Estimated
Pledged as           Notes at    Notes at    est     ity   Monthly    Balloon
Collateral           12/31/94    12/31/93   Rate    Date   Payment    Payment
- --------------      ----------  ---------- ------  ------  -------   ---------
Apartment Complexes:

Country Ridge       $8,859,773  $8,915,152 10.875%  1996   $85,183  $8,765,000

Howell Station (A)   6,593,783   6,650,000   7.94%  2001    48,517   6,153,000

North Hill (B)      16,795,600  18,700,000   8.09%  2024   124,920  14,859,981
                     1,350,000        None    (B)    (B)     (B)     1,350,000

Park Place -
  Phase II (C)       9,084,774   9,135,197   8.70%  2028    66,470        None

Shadow Ridge         8,303,399   8,450,152   7.75%  1998    65,826   7,655,000
                   ----------- -----------

    Total          $50,987,329 $51,850,501
                   =========== ===========

(A) In December 1993, this loan was refinanced. The interest rate decreased from 10% to 7.94%, the maturity date was extended from January 1996 to January 2001 and the monthly payments decreased from $59,849 to $48,517. A portion of the proceeds from the new $6,650,000 first mortgage loan were used to repay the existing first mortgage loan of $6,385,403.

(B) North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. In December 1994, the bonds which funded the previous North Hill Apartments mortgage loan were repaid. The interest rate increased from 6.75% to 8.09% and the maturity date was extended from December 1994 to December 2024. As a condition of the new agreement, on January 1, 2005, at the discretion of both the Joint Venture and the lender, the bonds will either be repaid or remarketed. Under the terms of the loan, monthly payments increased from $105,188 to $124,920.

The Joint Venture repaid the existing mortgage loan of $18,700,000 with proceeds from the new mortgage loan of $16,795,600, which was net of a discount of $84,400, proceeds of a $1,350,000 note from an unaffiliated party, and Joint Venture cash reserves, which included amounts previously held in escrow by the trustee which were refunded to the Joint Venture in conjunction with the refinancing (see Note 10 of Notes to Financial Statements).

The $1,350,000 note to an unaffiliated party is non-interest bearing and is not collateralized by the North Hill Apartments. It will be repaid only to the extent North Hill Apartments net sales proceeds exceed a certain predetermined level. The note is included with Mortgage Notes Payable due to its relationship to the North Hill Apartments.

(C) In March 1993, this loan was refinanced. The interest rate decreased from 13.85% to 8.70%. The maturity date was extended from November 1995 to April 2028 and monthly payments of $66,470 are payable through maturity. A portion of the proceeds from the new $9,170,400 first mortgage loan was used to repay the existing first mortgage loan of $8,550,472.

During 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable of $3,564,778, $4,767,770 and $5,823,562 and paid interest expense of $3,576,465, $4,756,083 and $5,646,279, respectively.

The Partnership's loans described above require current monthly payments of principal and interest.

Scheduled principal maturities of the above notes payable during each of the next five years are approximately as follows:

                         1995          $   474,000
                         1996            9,245,000
                         1997              483,000
                         1998            8,027,000
                         1999              351,000

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Affiliates' Participation in Joint Ventures:

a) North Hill Apartments, in DeKalb County, Georgia, is owned by a joint venture between the Partnership and an affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Profits and losses of the joint venture are allocated 75% to the Partnership and 25% to the affiliate.

b) Shadowridge Apartments is owned by a joint venture between the Partnership and an affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Profits and losses are allocated 70% to the Partnership and 30% to the affiliate.

6. Investment in Joint Venture with an Affiliate:

The Partnership owns a 40.25% joint venture interest in Lakeville Resort Apartments. The joint venture partner is an affiliate with investment objectives similar to those of the Partnership. During 1994, the Partnership received net distributions from property operations of $84,515 and made capital contributions of $123,638 and $27,173, in 1993 and 1992, respectively.

7. Settlement Income:

The Partnership reached a settlement with the seller of the Oakland Hills and Beverly Glen apartment complexes for proration amounts the seller owed the Partnership pursuant to the terms of the original management and guarantee agreements. The Partnership received $326,458 in 1992, pursuant to the terms of the settlement. The final payment of $86,318 was received in March 1993. In connection with these proration payments, the Partnership recognized $342,179 of settlement income in 1992.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $654,596 less than the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                           --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $500,733    None $593,008 $44,310 $631,814 $64,090
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             64,274 $23,131   44,684   3,694   44,036   3,317
    Data processing        36,034   9,534   21,877   4,438   24,143   1,990
    Investor communica-
      tions                12,306   4,134   10,189     842    9,055     682
    Legal                   8,561   3,118    5,270     436    6,810     513
    Portfolio management   45,636  20,651   44,898   3,712   25,224   1,900
    Other                  13,887   3,557    6,591     545   20,476   1,491

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all five of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $104,139, $71,202 and $65,376 for 1994, 1993 and 1992, respectively.

10. Extraordinary Items:

(a) North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. In connection with the December 1994 North Hill Apartments mortgage loan refinancing, the Joint Venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guaranty fee on the original North Hill Apartments mortgage loan. As a result, the Partnership recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the affiliate's share.

(b) During 1993, title to the Oakland Hills Apartments was relinquished through foreclosure. The Partnership wrote-off the first mortgage loan of $12,842,863, an equity note balance of $67,928, a second mortgage loan of $1,658,149, accrued real estate taxes of $514,988, security deposits of $31,581 and the property basis of $12,013,910, net of accumulated depreciation of $4,816,560. An extraordinary gain on foreclosure of $3,101,599 was recognized in 1993.

(c) During 1993, the Partnership completed the refinancing of the $6,385,403 Howell Station Apartments first mortgage loan and obtained a $6,650,000 new first mortgage loan from an unaffiliated lender. The Partnership received a $191,509 discount from the previous lender for prepayment of the mortgage note, which was recorded as an extraordinary gain on debt forgiveness in 1993.

                                  BALCOR REALTY INVESTORS 85-SERIES III
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)
- ---------------------          -------  -------- ------------  ---------  ---------     ---------
Country Ridge Apts.,
  a 252 unit complex in
  Farmington Hills, MI           (d)  $  756,000   $9,089,000      None  $  602,777         None
Howell Station Apts.,
  a 228 unit complex in
  Duluth, GA                     (d)     765,000    7,314,000      None      93,803     $(82,212)(f)
North Hill Apts.,
  a 420 unit complex in
  DeKalb County, GA              (d)   2,460,000   20,903,000      None      20,235     (544,251)(f)
Park Place Phase II,
  Apts., a 250 unit com-
  plex in Plymouth, MN           (d)     475,000    8,645,000   $25,800     339,847         None
Shadowridge Apts.,
  a 312 unit complex in
  Las Vegas, NV                  (d)   2,141,417   10,416,377      None        None         None
                                     -----------  -----------   -------  ----------    ---------
    Total                            $ 6,597,417  $56,367,377   $25,800  $1,056,662    $(626,463)
                                     ===========  ===========   =======  ==========    =========

                                  BALCOR REALTY INVESTORS 85-SERIES III
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          -------------------------------                                   ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------  ---------- ----- --------------
Country Ridge Apts.,
  a 252 unit complex in
  Farmington Hills, MI  $  757,315  $9,690,462  $10,447,777  $3,270,633     1986    9/85        (e)
Howell Station Apts.,
  a 228 unit complex in
  Duluth, GA               757,168   7,333,423    8,090,591   2,679,427     1985    8/85        (e)
North Hill Apts.,
  a 420 unit complex in
  DeKalb County, GA      2,404,824  20,434,160   22,838,984   7,332,207     1985    7/85        (e)
Park Place Phase II,
  Apts., a 250 unit com-
  plex in Plymouth, MN     475,698   9,009,949    9,485,647   3,490,688     1986    9/85        (e)
Shadowridge Apts.,
  a 312 unit complex
  in Las Vegas, NV       2,141,417  10,416,377   12,557,794   3,890,986     1984    9/85        (e)
                       ----------- -----------  ----------- -----------
    Total              $ 6,536,422 $56,884,371  $63,420,793 $20,663,941
                       =========== ===========  =========== ===========

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction-period interest.

(b) The aggregate cost of land for Federal income tax purposes is $5,961,160 and the aggregate cost of buildings and improvements for Federal income tax purposes is $54,089,740. The total of these is $60,050,900.

(c)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $63,420,793  $80,251,263  $80,251,263

     Deductions during year:
       Foreclosure of investment
         property                                (16,830,470)

                                    -----------  -----------  -----------

     Balance at close of year       $63,420,793  $63,420,793  $80,251,263
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------
     Balance at beginning of year   $18,916,557  $21,824,173  $19,689,048

     Depreciation expense for
       the year                       1,747,384    1,908,944    2,135,125

     Accumulated depreciation of
       foreclosed investment
       property                                   (4,816,560)

                                    -----------  -----------  -----------

     Balance at close of year       $20,663,941  $18,916,557  $21,824,173
                                    ===========  ===========  ===========

(d) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements             30
               Furniture and fixtures                  5

(f) Guaranteed income earned on properties under the terms of certain management and guarantee agreements was recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income related.