Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1995-05-12
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-14350
                       -------

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                      36-3333344
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                   BALANCE SHEETS
                       March 31, 1995 and December 31, 1994
                                    (Unaudited)

                                       ASSETS

                                                    1995         1994
                                                ------------ ------------
Cash and cash equivalents                       $ 1,985,211  $ 1,965,737
Accounts and accrued interest receivable             96,736
Prepaid expenses, principally real estate
  taxes and interest expense                        274,252      227,783
Deferred expenses, net of accumulated
  amortization of $256,384 in 1995 and
  $221,054 in 1994                                1,333,700    1,369,030
Other assets, principally escrow deposits         1,547,918    1,376,853
                                                ------------ ------------
                                                  5,237,817    4,939,403
                                                ------------ ------------
Investment in real estate, at cost:
  Land                                            6,536,422    6,536,422
  Buildings and improvements                     56,884,371   56,884,371
                                                ------------ ------------
                                                 63,420,793   63,420,793
  Less accumulated depreciation                  21,100,788   20,663,941
                                                ------------ ------------
Investment in real estate, net of
  accumulated depreciation                       42,320,005   42,756,852
                                                ------------ ------------
                                                $47,557,822  $47,696,255
                                                ============ ============

                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    82,004  $   129,946
Due to affiliates                                    90,934       64,125
Accrued real estate taxes                           166,878
Security deposits                                   309,603      295,948
Loss in excess of investment in
  joint venture with an affiliate                   792,757    1,124,922
Mortgage notes payable                           50,787,479   50,987,329
                                                ------------ ------------
    Total liabilities                            52,229,655   52,602,270

Affiliates' participation in joint ventures         (34,261)     (58,326)

Partners' deficit (59,092 Limited
  Partnership Interests issued and
  outstanding)                                   (4,637,572)  (4,847,689)
                                                ------------ ------------
                                                $47,557,822  $47,696,255
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                   for the quarters ended March 31, 1995 and 1994
                                    (Unaudited)

                                                    1995         1994
                                                ------------ ------------
Income:
  Rental and service income                     $ 2,910,450  $ 2,646,066
  Interest on short-term investments                 42,479       17,861
                                                ------------ ------------
      Total income                                2,952,929    2,663,927
                                                ------------ ------------
Expenses:
  Interest on mortgage notes payable              1,068,248    1,003,680
  Depreciation                                      436,847      436,846
  Amortization of deferred expenses                  35,330       56,072
  Property operating                                729,721      711,596
  Real estate taxes                                 240,378      295,633
  Property management fees                          144,399      131,751
  Administrative                                     93,124      113,065
  Participation in loss (income) of joint
    venture with an affiliate                        10,595      (19,122)
                                                ------------ ------------
      Total expenses                              2,758,642    2,729,521
                                                ------------ ------------
Income (loss) before affiliates' participation
  in joint ventures and extraordinary item          194,287      (65,594)
Affiliates' participation in (income)
  losses from joint ventures before
  extraordinary item                                (32,756)       5,562
                                                ------------ ------------
Income (loss) before extraordinary item             161,531      (60,032)
                                                ------------
Extraordinary item:
  Gain on forgiveness of debt                        69,409
  Affiliate's participation in gain on
    forgiveness of debt                             (20,823)
                                                ------------
Total extraordinary item                             48,586
                                                ------------ ------------
Net income (loss)                               $   210,117  $   (60,032)
                                                ============ ============
Income (loss) before extraordinary item
  allocated to General Partner                  $     1,615  $      (600)
                                                ============ ============
Income (loss) before extraordinary item
  allocated to Limited Partners                 $   159,916  $   (59,432)
                                                ============ ============

Income (loss) before extraordinary item
  per Limited Partnership Interest
  (59,092 issued and outstanding)               $      2.71  $     (1.01)
                                                ============ ============
Extraordinary item allocated to General
  Partner                                       $       486         None
                                                ============ ============
Extraordinary item allocated to Limited
  Partners                                      $    48,100         None
                                                ============ ============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding)      $      0.81         None
                                                ============ ============
Net income (loss) allocated to General Partner  $     2,101  $      (600)
                                                ============ ============
Net income (loss) allocated to Limited Partners $   208,016  $   (59,432)
                                                ============ ============
Net income (loss) per Limited Partnership
  Interest (59,092 issued and outstanding)      $      3.52  $     (1.01)
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                   for the quarters ended March 31, 1995 and 1994
                                    (Unaudited)


                                                    1995         1994
                                                ------------ ------------
Operating activities:

  Net income (loss)                             $   210,117  $   (60,032)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                   (69,409)
      Affiliates' participation in income
        (losses) from joint ventures                 32,756       (5,562)
      Affiliate's participation in gain on
        forgiveness of debt                          20,823
      Participation in loss (income) of joint
        venture with an affiliate                    10,595      (19,122)
      Depreciation of properties                    436,847      436,846
      Amortization of deferred expenses              35,330       56,072
      Net change in:
        Accounts and accrued interest receivable    (96,736)
        Prepaid expenses                            (46,469)     (55,249)
        Other assets, principally escrow deposits  (171,065)    (204,675)
        Accounts payable                            (47,942)     (27,590)
        Due to affiliates                            26,809       58,806
        Accrued liabilities, principally
          real estate taxes                         166,878      201,687
        Security deposits                            13,655          877
                                                ------------ ------------
  Net cash provided by operating
    activities                                      522,189      382,058
                                                ------------ ------------

Investing activities:

  Contribution to joint venture with an
    affiliate                                      (342,760)
  Distribution from joint venture with an
    affiliate                                                     82,806
                                                ------------ ------------
  Net cash used in or provided by
    investing activities                           (342,760)      82,806
                                                ------------ ------------

Financing activities:

  Principal payments on mortgage
    notes payable                                  (130,441)     (74,782)
  Distributions to joint venture
    partners - affiliates                           (29,514)     (28,393)
                                                ------------ ------------
  Net cash used in financing activities            (159,955)    (103,175)
                                                ------------ ------------

Net change in cash and cash equivalents              19,474      361,689
Cash and cash equivalents at beginning
  of period                                       1,965,737    1,916,800
                                                ------------ ------------
Cash and cash equivalents at end
  of period                                     $ 1,985,211  $ 2,278,489
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $1,068,248 and $1,003,680 and paid interest expense of $1,068,022 and $997,835, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid      Payable
                                     ----------  --------

    Reimbursement of expenses to
      the General Partner, at cost        None    $90,934

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 through the sale of Limited Partnership Interests to the public and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. During prior years, titles to three of these properties were relinquished through foreclosure. The Partnership continues to operate its five remaining properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- - ---------------------

Improved operations at four of the Partnership's five properties resulted in the Partnership recognizing net income for the quarter ended March 31, 1995 as compared to a net loss for the same period in 1994. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
- - ---------------------

Rental and service income and, consequently, property management fees increased during the quarter ended March 31, 1995 as compared to the same period in 1994 as a result of higher average rental rates and stable occupancy at each of the Partnership's five remaining properties.

Interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994 due to an increase in short-term interest rates.

During December 1994, the North Hill Apartments mortgage loan was refinanced and the remaining deferred expenses relating to the previous mortgage loan were written-off. As a result, amortization expense decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Real estate tax expense decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 as a result of decreases in the tax rates at the Country Ridge and Park Place - Phase II Apartments and a decrease in the assessed value at the North Hill Apartments.

Administrative expense decreased during the quarter ended March 31, 1995 as compared to 1994 as a result of decreases in printing and portfolio management costs, which was partially offset by an increase in legal fees.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The Partnership recognized a net loss from joint venture with an affiliate for the quarter ended March 31, 1995 as compared to net income for the same period in 1994 due to an increase in interest expense resulting from an interest rate adjustment in accordance with the terms of the mortgage loan.

Improved operations at the North Hill and Shadowridge apartment complexes resulted in affiliates' participation in income from joint ventures during the quarter ended March 31, 1995 as compared to a loss in 1994.

Shadowridge Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased slightly as of March 31, 1995 as compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties and interest earned on short-term investments, and was partially offset by the payment of administrative expenses. A portion of the net cash flow from operating activities was used to fund investing activities consisting of a capital contribution to a joint venture with an affiliate. This represents the Partnership's share of a deposit required in connection with the potential refinancing of the Lakeville Resort Apartment mortgage loan. In addition, a portion of the cash flow from operating activities was used for financing activities consisting of distributions to joint venture partners-affiliates and principal payments on the Partnership's mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the quarters ended March 31, 1995 and 1994, all of the Partnership's properties generated positive cash flow. In addition, Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, also generated positive cash flow for the quarters ended March 31, 1995 and 1994.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 97% to 99%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. In certain instances, it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation, or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance. As a result of the General Partner's successful efforts to obtain loan modifications, as well as refinancings of many existing loans with new lenders, the Partnership has no third-party financing which matures prior to 1996. However, the joint venture that owns the Lakeville Resort Apartments, of which the Partnership is a minority joint venture partner, is currently evaluating options to refinance the $18,900,000 mortgage note which carries an interest rate based on a market index. The Partnership has remitted $342,760 as its share of a refundable good faith deposit to a potential lender.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                          By: /s/Brian Parker
                              ---------------------------------
                              Brian Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVIII, the General Partner



Date: May 12, 1995
      -----------------------