Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1995-08-14
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-14350
                       -------

                   BALCOR REALTY INVESTORS 85-SERIES III
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3333344
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                                   BALANCE SHEETS
                       June 30, 1995 and December 31, 1994
                                    (Unaudited)

                                       ASSETS
                                                    1995         1994
                                                ------------ ------------
Cash and cash equivalents                       $ 2,683,936  $ 1,965,737
Accounts and accrued interest receivable              7,756
Prepaid expenses                                    285,208      227,783
Deferred expenses, net of accumulated
  amortization of $291,716 in 1995 and
  $221,054 in 1994                                1,298,368    1,369,030
Other assets, principally escrow deposits         1,655,563    1,376,853
                                                ------------ ------------
                                                  5,930,831    4,939,403
                                                ------------ ------------
Investment in real estate, at cost:
  Land                                            6,536,422    6,536,422
  Buildings and improvements                     56,884,371   56,884,371
                                                ------------ ------------
                                                 63,420,793   63,420,793
  Less accumulated depreciation                  21,537,634   20,663,941
                                                ------------ ------------
Investment in real estate, net of
  accumulated depreciation                       41,883,159   42,756,852
                                                ------------ ------------
                                                $47,813,990  $47,696,255
                                                ============ ============

                          LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                $   104,625  $   129,946
Due to affiliates                                     6,789       64,125
Accrued liabilities, principally interest
  and real estate taxes                             199,245
Security deposits                                   325,659      295,948
Loss in excess of investment in
  joint venture with an affiliate                 1,184,796    1,124,922
Mortgage notes payable                           50,669,697   50,987,329
                                                ------------ ------------
    Total liabilities                            52,490,811   52,602,270

Affiliates' participation in joint ventures         (97,083)     (58,326)

Partners' deficit (59,092 Limited
  Partnership Interests issued and
  outstanding)                                   (4,579,738)  (4,847,689)
                                                ------------ ------------
                                                $47,813,990  $47,696,255
                                                ============ ============
  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1995 and 1994
                                    (Unaudited)

                                                    1995         1994
                                                ------------ ------------
Income:
  Rental and service income                     $ 5,876,545  $ 5,391,569
  Interest on short-term investments                 75,404       41,356
                                                ------------ ------------
      Total income                                5,951,949    5,432,925
                                                ------------ ------------
Expenses:
  Interest on mortgage notes payable              2,133,630    2,055,040
  Depreciation                                      873,693      873,692
  Amortization of deferred expenses                  70,662      112,144
  Property operating                              1,543,370    1,455,843
  Real estate taxes                                 480,757      581,079
  Property management fees                          291,837      267,931
  Administrative                                    216,166      234,421
  Participation in loss of joint
    venture with an affiliate                        15,735       49,265
                                                ------------ ------------
      Total expenses                              5,625,850    5,629,415
                                                ------------ ------------
Income (loss) before affiliates' participation
  in joint ventures and extraordinary items         326,099     (196,490)
Affiliates' participation in (income) loss from
  joint ventures before extraordinary item          (48,213)         217
                                                ------------ ------------
Income (loss) before extraordinary items            277,886     (196,273)

Extraordinary items:
  Gain on forgiveness of debt                        69,409
  Affiliate's participation in gain on
    forgiveness of debt                             (20,823)
  Participation in debt extinguishment
    expense                                         (58,521)
                                                ------------
Total extraordinary items                            (9,935)
                                                ------------ ------------
Net income (loss)                               $   267,951  $  (196,273)
                                                ============ ============
Net income (loss) before extraordinary items
  allocated to General Partner                  $     2,779  $    (1,963)
                                                ============ ============
Net income (loss) before extraordinary items
  allocated to Limited Partners                 $   275,107  $  (194,310)
                                                ============ ============
Net income (loss) before extraordinary items per
  Limited Partnership Interest (59,092 issued
  and outstanding)                              $      4.66  $     (3.29)
                                                ============ ============

Extraordinary items allocated to
  General Partner                               $       (99)        NONE
                                                ============ ============
Extraordinary items allocated to
  Limited Partners                              $    (9,836)        NONE
                                                ============ ============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)      $     (0.17)        NONE
                                                ============ ============
Net income (loss) allocated to General Partner  $     2,680  $    (1,963)
                                                ============ ============
Net income (loss) allocated to Limited Partners $   265,271  $  (194,310)
                                                ============ ============
Net income (loss) per Limited Partnership
  Interest (59,092 issued and outstanding)      $      4.49  $     (3.29)
                                                ============ ============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                    for the quarters ended June 30, 1995 and 1994
                                    (Unaudited)

                                                    1995         1994
                                                ------------  -----------
Income:
  Rental and service income                     $ 2,966,095  $ 2,745,503
  Interest on short-term investments                 32,925       23,495
                                                ------------ ------------
      Total income                                2,999,020    2,768,998
                                                ------------ ------------
Expenses:
  Interest on mortgage notes payable              1,065,382    1,051,360
  Depreciation                                      436,846      436,846
  Amortization of deferred expenses                  35,332       56,072
  Property operating                                813,649      744,247
  Real estate taxes                                 240,379      285,446
  Property management fees                          147,438      136,180
  Administrative                                    123,042      121,356
  Participation in loss of joint
    venture with an affiliate                         5,140       68,387
                                                ------------ ------------
      Total expenses                              2,867,208    2,899,894
                                                ------------ ------------
Income (loss) before affiliates' participation
  in joint ventures and extraordinary item          131,812     (130,896)
Affiliates' participation in income from
   joint ventures                                   (15,457)      (5,345)
                                                ------------ ------------
Income (loss) before extraordinary item             116,355     (136,241)

Extraordinary item:
  Participation in debt extinguishment
    expense                                         (58,521)
                                                ------------
Net income (loss)                               $    57,834  $  (136,241)
                                                ============ ============
Net income (loss) before extraordinary item
  allocated to General Partner                  $     1,164  $    (1,362)
                                                ============ ============
Net income (loss) before extraordinary item
  allocated to Limited Partners                 $   115,191  $  (134,879)
                                                ============ ============
Net income (loss) before extraordinary item
  per Limited Partnership Interest (59,092
  issued and outstanding)                       $      1.95  $     (2.28)
                                                ============ ============
Extraordinary item allocated to
  General Partner                               $      (585)        NONE
                                                ============ ============
Extraordinary item allocated to
  Limited Partners                              $   (57,936)        NONE



                                                ============ ============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding)      $     (0.98)        NONE
                                                ============ ============
Net income (loss) allocated to General Partner  $       579  $    (1,362)
                                                ============ ============
Net income (loss) allocated to Limited Partners $    57,255  $  (134,879)
                                                ============ ============
Net income (loss) per Limited Partnership
  Interest (59,092 issued and outstanding)      $      0.97  $     (2.28)
                                                ============ ============




  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1995 and 1994
                                    (Unaudited)


                                                    1995         1994
                                                ------------ ------------
Operating activities:
  Net income (loss)                             $   267,951  $  (196,273)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                   (69,409)
      Affiliate's participation in gain
        on forgiveness of debt                       20,823
      Participation in debt extinguishment
        expense                                      58,521
      Affiliates' participation in income
        (loss) from joint ventures before
        extraordinary item                           48,213         (217)
      Participation in loss of joint venture
        with an affiliate                            15,735       49,265
      Depreciation of properties                    873,693      873,692
      Amortization of deferred expenses              70,662      112,144
      Net change in:
        Accounts and accrued interest receivable     (7,756)
        Prepaid expenses                            (57,425)      44,473
        Other assets, principally
          escrow deposits                          (278,710)    (418,846)
        Accounts payable                            (25,321)     (19,750)
        Due to affiliates                           (57,336)      89,370
        Accrued liabilities, principally
          real estate taxes                         199,245      225,561
        Security deposits                            29,711        2,933
                                                ------------ ------------
  Net cash provided by operating
    activities                                    1,088,597      762,352
                                                ------------ ------------

Investing activities:
  Distributions from joint venture with an
    affiliate                                       328,378      131,556
  Contribution to joint venture with an
    affiliate                                      (342,760)
                                                ------------ ------------
  Net cash used in or provided by investing
    activities                                      (14,382)     131,556
                                                ------------ ------------

Financing activities:
  Principal payments on mortgage
    notes payable                                  (248,223)    (151,149)
  Distributions to joint venture



    partners - affiliates                          (107,793)     (87,592)
                                                ------------ ------------
  Net cash used in financing activities            (356,016)    (238,741)
                                                ------------ ------------

Net change in cash and cash equivalents             718,199      655,167
Cash and cash equivalents at beginning
  of period                                       1,965,737    1,916,800
                                                ------------ ------------
Cash and cash equivalents at end of period      $ 2,683,936  $ 2,571,967
                                                ============ ============














  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $2,133,630 and $2,055,040 and paid interest expense of $2,133,173 and $2,040,431, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:


                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     -----------  --------   ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 127,056 $ 127,056     $ 6,789

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

Summary of Operations
---------------------

Improved operations at four of the Partnership's five properties resulted in the Partnership recognizing net income for the six months ended June 30, 1995 as compared to a net loss for the same period in 1994. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
---------------------

Rental and service income and, consequently, property management fees increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 as a result of higher average rental rates and stable occupancy at each of the Partnership's five remaining properties.

Interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to an increase in short-term interest rates.

During December 1994, the North Hill Apartments mortgage loan was refinanced and the remaining deferred expenses relating to the previous mortgage loan were recognized. As a result, amortization expense decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Real estate tax expense decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 as a result of decreases in the tax rates at the Country Ridge and Park Place - Phase II apartment complexes and a decrease in the assessed value at the North Hill Apartments.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The loss from joint venture with an affiliate decreased for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to an increase in average rental rates and a decrease in exterior painting costs, which were partially offset by an increase in interest expense resulting from an interest rate adjustment in accordance with the terms of the former mortgage loan. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521.

Improved operations at the North Hill and Shadowridge apartment complexes resulted in affiliates' participation in income from joint ventures during the six months ended June 30, 1995 as compared to a loss for the same period in 1994 and resulted in an increase in affiliates' participation in income from joint ventures during the quarter ended June 30, 1995 as compared to the same period in 1994.

Shadowridge Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of June 30, 1995 as compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily from the Partnership's properties and interest earned on short-term investments, and was partially offset by the payment of administrative expenses. A portion of the net cash flow from operating activities was used to fund investing activities consisting of a net capital contribution to a joint venture with an affiliate. In addition, a portion of the cash flow from operating activities was used for financing activities consisting of distributions to joint venture partners-affiliates and principal payments on the Partnership's mortgage notes payable.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the six months ended June 30, 1995 and 1994, all of the Partnership's properties generated positive cash flow. In addition, Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, also generated positive cash flow for the six months ended June 30, 1995 and 1994.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties including refinancing mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 95% to 99%. Despite recent improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interest of the Partnership in order to maximize returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995 the mortgage note was refinanced with a new lender. The interest rate decreased from a variable rate of approximately 10.4% to a fixed rate of 8.2%, the maturity date was extended from April 1997 to July 2030 and the monthly payment of principal and interest decreased from a variable payment of $208,555 to a fixed payment of $151,727.
A portion of the proceeds from the new $20,932,600 first mortgage loan was used to repay the existing mortgage note of $18,728,280 as well as pay deferred loan fees of $499,868 and fund an improvement escrow of $1,604,551.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                         By:  /s/Brian D. Parker
                              ---------------------------------
                              Brian D. Parker
                              Senior Vice President, and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Partners-XVIII, the General Partner



Date: August 14, 1995
      -----------------------