Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1995-11-14
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------

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

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (UNAUDITED)

                                    ASSETS
                                                    1995          1994
                                                ------------  ------------
Cash and cash equivalents                       $ 3,023,158   $ 1,965,737
Escrow deposits                                   1,531,505     1,371,141
Accounts and accrued interest receivable             49,712         5,712
Prepaid expenses                                    369,724       227,783
Deferred expenses, net of accumulated
  amortization of $327,043 in 1995 and
  $221,054 in 1994                                1,263,041     1,369,030
                                                ------------  ------------
                                                  6,237,140     4,939,403
                                                ------------  ------------
Investment in real estate, at cost:
  Land                                            6,536,422     6,536,422
  Buildings and improvements                     56,884,371    56,884,371
                                                ------------  ------------
                                                 63,420,793    63,420,793
  Less accumulated depreciation                  21,974,482    20,663,941
                                                ------------  ------------
Investment in real estate, net of
  accumulated depreciation                       41,446,311    42,756,852
                                                ------------  ------------
                                                $47,683,451   $47,696,255
                                                ============  ============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                $    88,613   $   129,946
Due to affiliates                                    20,293        64,125
Accrued liabilities, principally
  real estate taxes                                 170,038
Security deposits                                   326,462       295,948
Loss in excess of investment in joint venture
  with an affiliate                               1,168,714     1,124,922
Mortgage notes payable                           50,550,369    50,987,329
                                                ------------  ------------
     Total liabilities                           52,324,489    52,602,270

Affiliates' participation in joint ventures        (143,290)      (58,326)

Partners' deficit (59,092 Limited
  Partnership Interests issued
  and outstanding)                               (4,497,748)   (4,847,689)
                                                ------------  ------------
                                                $47,683,451   $47,696,255
                                                ============  ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                    1995          1994
                                                ------------  ------------
Income:
  Rental and service                            $ 8,890,299   $ 8,212,370
  Interest on short-term investments                124,022        69,207
                                                ------------  ------------
    Total income                                  9,014,321     8,281,577
                                                ------------  ------------

Expenses:
  Interest on mortgage notes payable              3,197,466     3,098,938
  Depreciation                                    1,310,541     1,310,539
  Amortization of deferred expenses                 105,989       168,217
  Property operating                              2,497,121     2,350,023
  Real estate taxes                                 731,378       798,310
  Property management fees                          443,549       411,515
  Administrative                                    308,857       288,950
  Participation in loss of joint venture with
    an affiliate                                     18,067       112,289
                                                ------------  ------------
    Total expenses                                8,612,968     8,538,781
                                                ------------  ------------
Income (loss) before affiliates' participation
  in joint ventures and extraordinary items         401,353      (257,204)

Affiliates' participation in (income) loss
  from joint ventures                               (41,477)        1,446
                                                ------------  ------------
Income (loss) before extraordinary items            359,876      (255,758)

Extraordinary items:
  Gain on forgiveness of debt                        69,409
  Affiliate's participation in gain on
    forgiveness of debt                             (20,823)
  Participation in debt extinguishment expense      (58,521)
                                                ------------
Total extraordinary items                            (9,935)
                                                ------------  ------------
Net income (loss)                               $   349,941   $  (255,758)
                                                ============  ============
Net income (loss) before extraordinary items
  allocated to General Partner                  $     3,599   $    (2,558)
                                                ============  ============
Net income (loss) before extraordinary items
  allocated to Limited Partners                 $   356,277   $  (253,200)
                                                ============  ============
Net income (loss) before extraordinary items
  per Limited Partnership Interest (59,092
  issued and outstanding)                       $      6.03   $     (4.28)

                                                ============  ============
Extraordinary items allocated
  to General Partner                            $       (99)         NONE
                                                ============  ============
Extraordinary items allocated
  to Limited Partners                           $    (9,836)         NONE
                                                ============  ============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)      $     (0.17)         NONE
                                                ============  ============
Net income (loss) allocated to General Partner  $     3,500   $    (2,558)
                                                ============  ============
Net income (loss) allocated to Limited Partners $   346,441   $  (253,200)
                                                ============  ============
Net income (loss) per Limited Partnership
  Interest (59,092 issued and outstanding)      $      5.86   $     (4.28)
                                                ============  ============




The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                    1995          1994
                                                ------------  ------------
Income:
  Rental and service                            $ 3,013,754   $ 2,820,801
  Interest on short-term investments                 48,618        27,851
                                                ------------  ------------
    Total income                                  3,062,372     2,848,652
                                                ------------  ------------

Expenses:
  Interest on mortgage notes payable              1,063,836     1,043,898
  Depreciation                                      436,848       436,846
  Amortization of deferred expenses                  35,327        56,073
  Property operating                                953,751       894,181
  Real estate taxes                                 250,621       217,231
  Property management fees                          151,712       143,584
  Administrative                                     92,691        54,529
  Participation in loss of joint venture
    with an affiliate                                 2,332        63,024
                                                ------------  ------------
    Total expenses                                2,987,118     2,909,366
                                                ------------  ------------
Income (loss) before affiliates' participation
  in joint ventures                                  75,254       (60,714)
Affiliates' participation in loss from
  joint ventures                                      6,736         1,229
                                                ------------  ------------
Net income (loss)                               $    81,990   $   (59,485)
                                                ============  ============
Net income (loss) allocated
  to General Partner                            $       820   $      (595)
                                                ============  ============
Net income (loss) allocated
  to Limited Partners                           $    81,170   $   (58,890)
                                                ============  ============
Net income (loss) per Limited Partnership
  Interest (59,092 issued and outstanding)      $      1.37   $     (1.00)
                                                ============  ============








The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                    1995          1994
                                                ------------  ------------
Operating activities:
  Net income (loss)                             $   349,941   $  (255,758)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Gain on forgiveness of debt                   (69,409)
      Affiliate's participation in gain
        on forgiveness of debt                       20,823
      Participation in debt extinguishment
        expense                                      58,521
      Affiliates' participation in income
        (loss) from joint ventures                   41,477        (1,446)
      Participation in loss of joint venture
        with an affiliate                            18,067       112,289
      Depreciation of properties                  1,310,541     1,310,539
      Amortization of deferred expenses             105,989       168,217
      Net change in:
        Escrow deposits                            (160,364)     (671,215)
        Accounts and accrued interest
          receivable                                (44,000)
        Prepaid expenses                           (141,941)       59,210
        Accounts payable                            (41,333)      (24,186)
        Due to affiliates                           (43,832)       49,383
        Accrued liabilities, principally
          real estate taxes                         170,038       168,256
        Security deposits                            30,514          (160)
                                                ------------  ------------
  Net cash provided by operating activities       1,605,032       915,129
                                                ------------  ------------
Investing activities:
  Distributions from joint venture with an
    affiliate                                       328,378        91,516
  Contributions to joint venture with an
    affiliate                                      (361,174)
                                                ------------  ------------
  Net cash used in or provided by
    investing activities                            (32,796)       91,516
                                                ------------  ------------
Financing activities:
  Principal payments on mortgage notes
    payable                                        (367,551)     (229,134)
  Distributions to joint venture
    partners - affiliates                          (147,264)     (153,460)
                                                ------------  ------------
  Net cash used in financing activities            (514,815)     (382,594)
                                                ------------  ------------

Net change in cash and cash equivalents           1,057,421       624,051

Cash and cash equivalents at beginning
    of period                                     1,965,737     1,916,800
                                                ------------  ------------

Cash and cash equivalents at end of period      $ 3,023,158   $ 2,540,851
                                                ============  ============











The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

A reclassification has been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $3,197,466 and $3,098,938 and paid interest expense of $3,197,466 and $3,081,407, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:


                                          Paid
                                    -------------------------
                                    Nine Months    Quarter     Payable
                                    -------------  ----------  ----------
   Reimbursement of expenses to
     the General Partner, at cost       $ 147,168    $ 20,112    $ 20,293


4. Subsequent Event:

In October 1995, the Partnership commenced quarterly distributions and paid $443,190 ($7.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

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

Summary of Operations
---------------------

Improved operations at four of the Partnership's five properties resulted in the recognition of net income for the nine months and quarter ended September 30, 1995 as compared to a net loss for the same periods in 1994. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Rental and service income and, consequently, property management fees increased during 1995 as compared to 1994 as a result of higher average rental rates and stable occupancy at each of the Partnership's five remaining properties.

Interest income on short-term investments increased during 1995 as compared to 1994 due to an increase in short-term interest rates and higher average cash balances available for investment.

During December 1994, the North Hill Apartments mortgage loan was refinanced and the remaining deferred expenses relating to the previous mortgage loan were recognized. As a result, amortization expense decreased during 1995 as compared to 1994.

Real estate tax expense decreased during the nine months ended September 30, 1995 as compared to the same period in 1994 as a result of lower tax rates at the Country Ridge and Park Place - Phase II apartment complexes. An increase in the assessed value at the North Hill Apartments partially offset the decrease for the nine months ended September 30, 1995 and resulted in an increase in real estate tax expense for the quarter ended September 30, 1995.

Increased legal and accounting fees resulted in higher administrative expenses during 1995 as compared to 1994.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The loss from joint venture with an affiliate decreased during 1995 as compared to 1994 due to an increase in average rental rates and a decrease in exterior painting costs. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521.

The Shadowridge and North Hill apartment complexes are both owned by joint ventures consisting of the Partnership and an affiliate. Improved operations at these properties resulted in affiliates' participation in income from joint ventures during the nine months ended September 30, 1995 as compared to a loss for the same period in 1994.

In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 when compared to December 31, 1994 due to increased cash flow from property operations. The Partnership commenced quarterly distributions to Limited Partners in October 1995 as discussed below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. For the nine months ended September 30, 1995 and 1994, all of the Partnership's properties generated positive cash flow. In addition, Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, also generated positive cash flow for the nine months ended September 30, 1995 as compared to a marginal deficit for the same period in 1994. The improvement in cash flow was primarily due to exterior painting expenditures incurred during 1994.

While the cash flow of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at further improving the cash flow of the Partnership's properties, including refinancing mortgage loans, improving operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 95% to 99%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many properties is in the best interest of the Partnership in order to maximize returns to Limited Partners. As a result, the Partnership may continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. In certain instances, it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation, or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance. The third-party financing of approximately $8,765,000 on the Country Ridge apartments matures in 1996 and the General Partner expects to refinance the mortgage loan.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995 the mortgage note was refinanced with a new lender. The interest rate decreased from a variable rate of approximately 10.4% to a fixed rate of 8.2%, the maturity date was extended from April 1997 to July 2030 and the monthly payment of principal and interest decreased from a variable payment which was $208,555 at the time of the refinancing to a fixed payment of $151,727. A portion of the proceeds from the new $20,932,600 first mortgage loan was used to repay the existing mortgage note of $18,728,280 as well as pay deferred loan fees of $499,868 and fund an improvement escrow of $1,604,551.

During October 1995, the Partnership commenced distributions and paid $443,190 ($7.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties, successful refinancing of certain mortgage loans and proceeds from future property sales, as to all of which there can be no assurances.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated August 2, 1985 (Registration No. 2-97249), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-14350) are incorporated herein by reference.

(27) Financial Data schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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



Date: November 14, 1995
      -----------------------