Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1996-03-29
CIK 766769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                     OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-14350
                       -------
                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3333344
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Rd.
Bannockburn, IL                                             60015
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

                                    PART I

Item 1. Business
----------------

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $59,087,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Registrant has since disposed of three of these properties. The five remaining properties and the minority joint venture interest held at December 31, 1995 are described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of
the tax code.   In addition, the increased flow of capital to real estate
through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Registrant's remaining assets over the next four to five years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Registrant as described below and based upon the similar results of such activities by various other partnerships affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the reentry of REITs into the acquisition market. Since November 1995, the Registrant has begun actively marketing three of its properties and the property in which it holds a minority joint venture interest for sale, and if the market remains favorable, intends to begin actively marketing the two remaining properties. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired 5.86% of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG 85-III. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquisition VII, L.L.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all of the Registrant's properties. Metropolitan has stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what the impact of this tender offer or any future tender offers will have on the operations or management of the Registrant.

Lakeville Resort Apartments is owned by a joint venture consisting of the Registrant and an affiliate. During 1995, the joint venture completed the refinancing of the Lakeville Resort Apartments mortgage loan. See "Item 7. Liquidity and Capital Resources" for additional information.

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

Item 2. Properties
------------------

As of December 31, 1995, the Registrant owns the five properties described below:

Location                     Description of Property
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

DeKalb County, Georgia     * North Hill Apartments: a 420-unit apartment
                             complex located on approximately 30 acres.

Plymouth, Minnesota          Park Place Apartments Phase II: a 250-unit
                             apartment complex located on approximately 14.9 acres.

Las Vegas, Nevada          * Shadowridge Apartments: a 312-unit apartment
                             complex located on approximately 13.6 acres.

Duluth, Georgia              Howell Station Apartments (formerly Tempo
                             Station): a 228-unit apartment complex located on approximately 28.6 acres.

* Owned by Registrant through a joint venture with an affiliated partnership. See Note 6 of Notes to Financial Statements for additional information.

The Registrant also holds a minority joint venture interest in Lakeville Resort Apartments in Petaluma, California. See Note 7 of Notes to Financial Statements for additional information.

Each of these properties is held subject to various forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot be reasonably determined. For information regarding distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 5,288.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total  income      $12,060,495 $11,194,480 $11,489,788 $12,706,318 $12,021,222
Loss before
  extraordinary
  items                (17,476)   (471,133) (1,079,762) (2,009,380) (2,607,265)
Net (loss) income      (27,411)    (70,139)  2,213,346  (2,009,380) (2,607,265)
Net (loss) income
  per Limited
  Partnership
  Interest                (.46)      (1.18)      37.08      (33.66)     (43.68)
Total assets        46,399,416  47,696,255  48,168,158  60,949,491  63,108,896
Mortgage notes
  payable           50,428,070  50,987,329  51,850,501  65,816,872  65,800,830
Distributions per
  Limited Part-
  nership Interest (A)    7.50        None        None        None        None

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") experienced improved operations during 1995 as a result of increased rental income at all of the Partnership's properties. In addition, the Partnership recognized gains on forgiveness of debt in 1995, 1994 and 1993 and a gain related to the foreclosure of the Oakland Hills Apartments in 1993. The 1993 gains are the primary reasons the Partnership generated net income during 1993 as compared to a net loss for 1995 and 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Rental and service income and, consequently, property management fees increased during 1995 as compared to 1994 as a result of higher average rental rates and stable occupancy at each of the Partnership's five remaining properties.

During December 1994, the North Hill Apartments mortgage loan was refinanced and the remaining deferred expenses relating to the previous mortgage loan were fully amortized. As a result, amortization expense decreased during 1995 as compared to 1994.

As a result of exterior painting costs at the Country Ridge, North Hill and Shadowridge apartment complexes and costs related to structural repairs at Shadowridge Apartments, property operating expense increased during 1995 as compared to 1994.

Real estate tax expense decreased during 1995 as compared to 1994 as a result of lower tax rates at the Country Ridge and Park Place - Phase II apartment complexes. An increase in the assessed value at the North Hill Apartments partially offset this decrease.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The loss from joint venture with an affiliate decreased during 1995 as compared to 1994 due to improved property operations, which was partially offset by higher interest expense. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521.

The Shadowridge and North Hill apartment complexes are both owned by joint ventures consisting of the Partnership and an affiliate. As a result of increased exterior painting costs at both properties, affiliates' participation in loss from joint venture increased in 1995 as compared to 1994.

In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

In connection with the December 1994 North Hill Apartments' mortgage loan refinancing, the joint venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guarantee fee on the original North Hill Apartments' mortgage loan. As a result, the Partnership recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the affiliate's share.

1994 Compared to 1993
---------------------

Due to the foreclosure of Oakland Hills Apartments in June 1993, rental and service income, interest on mortgage notes payable, depreciation expense, amortization expense, property operating expense and property management fees decreased for 1994 as compared to 1993.

Increased rental rates and/or occupancy at all of the Partnership's remaining properties partially offset the decrease in rental and service income due to the Oakland Hills Apartments foreclosure.

Interest income on short-term investments increased during 1994 as compared to 1993 due to higher average cash balances in 1994 as a result of cash flow from property operations, as well as an increase in short term interest rates. In addition, interest income was recognized in 1994 on the funds held in escrow relating to the previous North Hill Apartments mortgage bond financing. (See
Note 10 of Notes to Financial Statements for additional information.)

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

The decrease in property operating expense as a result of the Oakland Hills foreclosure was partially offset by increases in insurance expense at all of the Partnership's properties, an increase in contract services at Park Place - Phase II Apartments, increases in utilities and payroll expense at Shadowridge Apartments and an increase in exterior repairs at North Hill Apartments. As a result, property operating expense decreased during 1994 as compared to 1993.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1995 when compared to December 31, 1994. The Partnership's operating activities consisted primarily of cash flow generated from the operations of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of a net contribution to joint venture with an affiliate. The Partnership's financing activities consisted of a distribution to Limited Partners, distributions to joint venture partners - affiliates and principal payments on mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, the Country Ridge, Howell Station, North Hill and Park Place - Phase II apartment complexes generated positive cash flow. Shadowridge Apartments generated a marginal cash flow deficit in 1995 as compared to positive cash flow in 1994 primarily as a result of exterior painting costs. In addition, Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow in 1995 as compared to a marginal cash flow deficit in 1994 as a result of improved property operations. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 99%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including, improving operating performance and seeking rent increases where market conditions allow.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Partnership's remaining assets over the next four to five years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November, 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of the Partnership as described below and based upon the similar results of such activities by various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the reentry of REITs into the acquisition market. Since November 1995, the Partnership has begun actively marketing three of its properties and the property in which it holds a minority joint venture interest for sale, and if the market remains favorable, intends to begin actively marketing the two remaining properties. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 4 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates and other items related to each of these mortgage loans. In certain instances, it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation, or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance. The third-party financing of approximately $8,765,000 on Country Ridge Apartments matures in 1996 and the General Partner expects to be able to refinance this mortgage loan or sell the property.

The Lakeville Resort Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In June 1995 the mortgage note was refinanced with a new lender. The interest rate decreased from a variable rate of approximately 10.4% to a fixed rate of 8.2%, the maturity date was extended from April 1997 to July 2030 and the monthly payment of principal and interest decreased from a variable payment which was $208,555 at the time of the refinancing to a fixed payment of $151,727. A portion of the proceeds from the new $20,932,600 first mortgage loan was used to repay the existing mortgage note of $18,728,280, as well as pay loan fees of $499,868 and fund an improvement escrow of $1,604,551.

During January 1996, the Partnership paid $443,190 ($7.50 per Interest) to holders of Limited Partnership Interests for the fourth quarter of 1995. During October 1995, the Partnership commenced distributions and paid $443,190 to the holders of Limited Partnership Interests for the third quarter of 1995. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions, if available, will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets         $46,399,416   $33,253,424  $47,696,255  $35,256,710
Partners' deficit
  accounts:
    General Partner     (574,525)     (846,053)    (574,251)    (838,192)
    Limited Partners  (4,743,765)  (15,632,680)  (4,273,438) (14,411,474)
Net loss:
    General Partner         (274)       (7,861)        (701)      (7,231)
    Limited Partners     (27,137)     (778,016)     (69,438)    (717,504)
    Per Limited Part-
      nership Interest       (.46)      (13.17)        (1.18)      (12.14)


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


          TITLE                              OFFICERS
          -----                              --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor'spartnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:


                    Name and            Amount and
                    Address of          Nature of           Percent
                    Beneficial          Beneficial          of
Title of Class      Owner               Ownership           Class
-------------------------------------------------------------------------------

Limited             WIG 85-III          3,461.5        5.86%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule attached to this Form 10-K.

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

Date: March 28, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                       Date
----------------------  -------------------------------     --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVIII,
/s/Thomas E. Meador      the General Partner                March 28, 1996
----------------------                                      --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Partners-XVIII,
/s/Brian D. Parker       the General Partner                March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1996

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                             ------------    ------------
Cash and cash equivalents                    $  2,310,596    $  1,965,737
Escrow deposits                                 1,400,287       1,371,141
Accounts and accrued interest receivable           89,717           5,712
Prepaid expenses                                  361,640         227,783
Deferred expenses, net of accumulated
  amortization of $362,375 in 1995 and
  $221,054 in 1994                              1,227,709       1,369,030
                                              ------------   ------------
                                                5,389,949       4,939,403
                                              ------------   ------------
Investment in real estate:
  Land                                          6,536,422       6,536,422
  Buildings and improvements                   56,884,371      56,884,371
                                              ------------   ------------
                                               63,420,793      63,420,793
  Less accumulated depreciation                22,411,326      20,663,941
                                              ------------   ------------
Investment in real estate, net of
  accumulated depreciation                     41,009,467      42,756,852
                                              ------------   ------------
                                             $ 46,399,416    $ 47,696,255
                                              ============   ============
LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $     96,080    $    129,946
Due to affiliates                                  19,310          64,125
Security deposits                                 334,467         295,948
Loss in excess of investment in joint
  venture with an affiliate                     1,139,760       1,124,922
Mortgage notes payable                         50,428,070      50,987,329
                                             ------------    ------------
    Total liabilities                          52,017,687      52,602,270

Affiliates' participation in joint ventures      (299,981)        (58,326)
                                              ------------    ------------
                                               51,717,706      52,543,944
Limited Partners' deficit (59,092
  Interests issued and outstanding)            (4,743,765)     (4,273,438)
General Partner's deficit                        (574,525)       (574,251)
                                              ------------    ------------
Total partners' deficit                        (5,318,290)     (4,847,689)
                                              ------------    ------------
                                             $ 46,399,416    $ 47,696,255
                                             ============    ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993





                                Partners' Deficit Accounts
                                -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- ------------

Balance at December 31, 1992    $  (6,990,896)$    (595,683)$  (6,395,213)

Net income for the year
  ended December 31, 1993           2,213,346        22,133     2,191,213
                                -------------- ------------- ------------
Balance at December 31, 1993       (4,777,550)     (573,550)   (4,204,000)

Net loss for the year
  ended December 31, 1994             (70,139)         (701)      (69,438)
                                -------------- ------------- ------------
Balance at December 31, 1994       (4,847,689)     (574,251)   (4,273,438)

Cash distributions to Limited
  Partners  (A)                      (443,190)                   (443,190)
Net loss for the year
  ended December 31, 1995             (27,411)         (274)      (27,137)
                                -------------- ------------- ------------
Balance at December 31, 1995    $  (5,318,290)$    (574,525)$  (4,743,765)
                                ============== ============= ============



(A) Represents a distribution paid in the fourth quarter of 1995 of $7.50 per Limited Partnership Interest.




The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                -------------- ------------- ------------
Income:
  Rental and service            $  11,889,557 $  11,036,707 $  11,437,845
  Interest on short-term
    investments                       170,938       157,773        51,943
                                -------------- ------------- ------------
    Total income                   12,060,495    11,194,480    11,489,788
                                -------------- ------------- ------------
Expenses:
  Interest on mortgage
    notes payable                   4,259,221     4,099,437     4,767,770
  Depreciation                      1,747,385     1,747,384     1,908,944
  Amortization of deferred
    expenses                          141,321       210,353       291,383
  Property operating                3,859,285     3,421,828     3,662,907
  Real estate taxes                 1,028,753     1,136,617     1,180,830
  Property management fees            593,254       550,710       573,228
  Administrative                      515,975       410,825       340,827
  Participation in loss
    (income) of joint venture
    with an affiliate                   2,596       104,619       (13,140)
                                -------------- ------------- ------------
    Total expenses                 12,147,790    11,681,773    12,712,749
                                -------------- ------------- ------------
Loss before affiliates'
  participation in joint
  ventures and extraordinary items    (87,295)     (487,293)   (1,222,961)
Affiliates' participation in
  loss from joint ventures
  before extraordinary items           69,819        16,160       143,199
                                -------------- ------------- ------------
Loss before extraordinary items       (17,476)     (471,133)   (1,079,762)
                                -------------- ------------- ------------
Extraordinary items:
  Gain on foreclosure of
    property                                                    3,101,599
  Gain on forgiveness of debt          69,409       534,659       191,509
  Affiliate's participation in
    gain on forgiveness of debt       (20,823)     (133,665)
  Participation in debt
    extinguishment expense of
    joint venture with an
    affiliate                         (58,521)
                                -------------- ------------- ------------
Total extraordinary items              (9,935)      400,994     3,293,108
                                -------------- ------------- ------------
Net (loss) income               $     (27,411)$     (70,139)$   2,213,346
                                ============== ============= ============
The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)


                                     1995          1994          1993
                                -------------- ------------- ------------
Loss before extraordinary items
  allocated to General Partner  $        (175)$      (4,711)$     (10,798)
                                ============== ============= ============
Loss before extraordinary items
  allocated to Limited Partners $     (17,301)$    (466,422)$  (1,068,964)
                                ============== ============= ============
Loss before extraordinary items
  per Limited Partnership
  Interest (59,092 issued and
  outstanding)                  $       (0.29)$       (7.90)$      (18.09)
                                ============== ============= ============
Extraordinary items allocated
  to General Partner            $         (99)$       4,010 $      32,931
                                ============== ============= ============
Extraordinary items allocated
  to Limited Partners           $      (9,836)$     396,984 $   3,260,177
                                ============== ============= ============
Extraordinary items per Limited
  Partnership Interest (59,092
  issued and outstanding)       $       (0.17)$        6.72 $       55.17
                                ============== ============= ============
Net (loss) income allocated to
  General Partner               $        (274)$        (701)$      22,133
                                ============== ============= ============
Net (loss) income allocated to
  Limited Partners              $     (27,137)$     (69,438)$   2,191,213
                                ============== ============= ============
Net (loss) income per Limited
  Partnership Interest (59,092
  issued and outstanding)       $       (0.46)$       (1.18)$       37.08
                                ============== ============= ============














The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                -------------- ------------- ------------
Operating activities:
  Net (loss) income             $     (27,411)$     (70,139)$   2,213,346
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
      Gain on foreclosure of
        property                                               (3,101,599)
      Gain on forgiveness of debt     (69,409)     (534,659)     (191,509)
      Release of escrow deposits                    534,659
      Affiliate's participation
        in gain on forgiveness
        of debt                        20,823       133,665
      Participation in debt
        extinguishment expense         58,521
      Affiliates' participation
        in loss from joint
        ventures                      (69,819)      (16,160)     (143,199)
      Participation in loss
        (income) of joint
        venture with an affiliate       2,596       104,619       (13,140)
      Depreciation of properties    1,747,385     1,747,384     1,908,944
      Amortization of deferred
        expenses                      141,321       210,353       291,383
      Net change in:
        Escrow deposits               (29,146)     (266,569)      (95,754)
        Accounts and accrued
          interest receivable         (84,005)                    495,423
        Prepaid expenses             (133,857)     (118,266)       (2,229)
        Accounts payable              (33,866)       74,025       (94,259)
        Due to affiliates             (44,815)        6,148       (16,006)
        Accrued liabilities                         (11,687)      (50,823)
        Security deposits              38,519        (2,477)       13,497
                                -------------- ------------- ------------
  Net cash provided by
    operating activities            1,516,837     1,790,896     1,214,075
                                -------------- ------------- ------------
Investing activities:

  Contributions to joint venture
    with an affiliate                (374,657)      (47,041)     (123,638)
  Distributions from joint
    venture with an affiliate         328,378       131,556
                                -------------- ------------- ------------
  Net cash used in or provided
    by investing activities           (46,279)       84,515      (123,638)
                                -------------- ------------- ------------
The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)


                                      1995          1994          1993
                                -------------- ------------- ------------
Financing activities:

  Distributions to Limited
    Partners                         (443,190)
  Distributions to joint venture
    partners - affiliates            (192,659)     (163,551)      (54,171)
  Contributions from joint
    venture partner - affiliate                     252,311
  Repayment of mortgage notes
    payable                                     (18,700,000)  (14,744,366)
  Proceeds from issuance of
    mortgage notes payable                       16,795,600    15,820,400
  Proceeds from issuance of
    note payable                                  1,350,000
  Funding of capital improvement
    escrows                                        (209,445)     (444,382)
  Payment of deferred expenses                     (842,617)     (512,912)
  Principal payments on mortgage
    notes payable                    (489,850)     (308,772)     (281,956)
                                -------------- ------------- ------------
  Net cash used in financing
    activities                     (1,125,699)   (1,826,474)     (217,387)
                                -------------- ------------- ------------
Net change in cash and cash
  equivalents                         344,859        48,937       873,050
Cash and cash equivalents at
  beginning of year                 1,965,737     1,916,800     1,043,750
                                -------------- ------------- ------------
Cash and cash equivalents at
  end of year                   $   2,310,596 $   1,965,737 $   1,916,800
                                ============== ============= ============












The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:
                                                    Years
                                                    -----
               Buildings and improvements             30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan financing and modification fees which are amortized over the terms of the respective agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Loss in excess of investment in joint venture with an affiliate represents the Partnership's 40.25% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss. Depreciation recognized in connection with the ownership of real estate by the joint venture has resulted in the Partnership's share of cumulative losses exceeding the net amounts invested in the joint venture. This has resulted in the classification of the investment as "Loss in excess of investment in joint venture with an affiliate" in the accompanying financial statements.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made to the previously reported 1994 and 1993 statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

The Partnership was organized on October 25, 1984. The Partnership Agreement provides for Balcor Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 70,000 Limited Partnership Interests at $1,000 per Interest, 59,092 of which were sold on or prior to December 31, 1985, the termination date of the offering.

Pursuant to the Partnership Agreement, Partnership losses will be allocated 99% to the Limited Partners and 1% to the General Partner. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the General Partner as its distributive share from operations an amount equal to approximately 1% of the total Net Cash Receipts being distributed which will bepaid only out of distributed Net Cash Proceeds. The accrued amount will be paid as a part of the General Partner's share of distributed Net Cash Proceeds and will be paid only out of distributed Net Cash Proceeds in excess of total Original Capital plus a 6% Cumulative Distribution. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of Net Cash Proceeds and is subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests.

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                     Carrying    Carrying Current  Final
Property            Amount of   Amount of  Inter-  Matur- Current   Estimated
Pledged as           Notes at    Notes at   est     ity   Monthly    Balloon
Collateral           12/31/95    12/31/94   Rate    Date  Payment    Payment
--------------     ----------   ---------- ------  ------ -------   ---------
Apartment Complexes:

Country Ridge     $8,798,060  $8,859,773   10.875%  1996   $85,183  $8,765,000

Howell Station     6,532,938   6,593,783    7.940%  2001    48,517   6,153,000


North Hill (A)    16,657,089  16,795,600    8.090%  2024   124,920  14,859,981
                   1,350,000   1,350,000       (A)   (A)       (A)         (A)

Park Place -
  Phase II         9,030,058   9,084,774    8.700%  2028    66,470        None

Shadowridge        8,059,925   8,303,399    7.750%  1998    65,826   7,655,000
                 ----------- -----------

    Total        $50,428,070 $50,987,329
                 =========== ===========

A) North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. In December 1994, the bonds which funded the previous North Hill Apartments mortgage loan were repaid. In connection with the refinancing, the interest rate increased from 6.75% to 8.09% and the maturity date was extended from December 1994 to December 2024. As a condition of the new agreement, on January 1, 2005, at the discretion of both the Joint Venture and the lender, the new bonds will either be repaid or remarketed. Under the terms of the loan, monthly payments increased from $105,188 to $124,920.

The Joint Venture repaid the existing mortgage loan of $18,700,000 with proceeds from the new mortgage loan of $16,795,600, which was net of a discount of $84,400, proceeds of a $1,350,000 note from an unaffiliated party, and Joint Venture cash reserves, which included amounts previously held in escrow by the trustee which were refunded to the Joint Venture in conjunction with the refinancing. See Note 10 of Notes to Financial Statements for additional information.

The $1,350,000 note to an unaffiliated party is non-interest bearing and is not collateralized by the North Hill Apartments. It will be repaid only to the extent North Hill Apartments' net sales proceeds exceed a certain predetermined level. The note is included with Mortgage Notes Payable due to its relationship to the North Hill Apartments.

During 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $4,259,221, $3,564,778 and $4,767,770 and paid interest expense of $4,259,221, $3,576,465 and $4,756,083, respectively.

The Partnership's loans described above require current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $41,009,467 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above notes payable during each of the next five years are approximately as follows:

                         1996          $ 9,245,000
                         1997              483,000
                         1998            8,027,000
                         1999              351,000
                         2000              380,000

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Affiliates' Participation in Joint Ventures:

The North Hill and Shadowridge apartment complexes are each owned by the Partnership and an affiliated partnership. Profits and losses are allocated 75% to the Partnership and 25% to the affiliate for North Hill Apartments, and 70% to the Partnership and 30% to the affiliate for Shadowridge Apartments. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation. Distributions of $192,659 and $54,171 were made to joint venture partners during 1995 and 1993, respectively. In addition, a net contribution of $88,760 was received in 1994.

7. Investment in Joint Venture with an Affiliate:

The Partnership owns a 40.25% joint venture interest in Lakeville Resort Apartments. The joint venture partner is an affiliate with investment objectives similar to those of the Partnership. During 1995 and 1993, the Partnership made net capital contributions of $46,279 and $123,638, respectively, and received a net distribution from property operations of $84,515 in 1994.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $758,466 less than the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $500,733 None $593,008 $44,310 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $40,855  $2,792   64,274 $23,131   44,684   3,694
    Data processing        26,055   2,074   36,034   9,534   21,877   4,438
    Investor communica-
      tions                 4,926    None   12,306   4,134   10,189     842
    Legal                  19,064   2,828    8,561   3,118    5,270     436
    Portfolio management   81,974  10,952   45,636  20,651   44,898   3,712
    Property sales admin-
      istration             3,006     577     None    None     None    None
    Other                   5,665      87   13,887   3,557    6,591     545

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $82,931, $104,139 and $71,202 for 1995, 1994 and 1993, respectively.

10. Extraordinary Items:

(a) Shadowridge Apartments is owned by a joint venture consisting of the Partnership and an affiliate. During 1995, the joint venture recognized an extraordinary gain on forgiveness of debt of $69,409 in connection with the settlement reached with the seller, of which $20,823 represents the affiliate's share.

(b) The Partnership owns a minority joint venture interest in Lakeville Resort Apartments. In June 1995, the mortgage note was refinanced with a new lender.

In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521.

(c) North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with the December 1994 North Hill Apartments mortgage loan refinancing, the joint venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guaranty fee on the original North Hill Apartments' mortgage loan. As a result, the Partnership recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the affiliate's share.

(d) During 1993, title to the Oakland Hills Apartments was relinquished through foreclosure. The Partnership wrote-off the first mortgage loan of $12,842,863, an equity note balance of $67,928, a second mortgage loan of $1,658,149, accrued real estate taxes of $514,988, security deposits of $31,581 and the property basis of $12,013,910, net of accumulated depreciation of $4,816,560. An extraordinary gain on foreclosure of $3,101,599 was recognized in 1993.

(e) During 1993, the Partnership completed the refinancing of the $6,385,403 Howell Station Apartments first mortgage loan and obtained a $6,650,000 new first mortgage loan from an unaffiliated lender. The Partnership received a $191,509 discount from the previous lender for prepayment of the mortgage note, which was recorded as an extraordinary gain on debt forgiveness in 1993.

11. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

12. Subsequent Events:

(a) In January 1996, the Partnership made a distribution of $443,190 ($7.50 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1995.

(b) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                                 BALCOR REALTY INVESTORS 85-SERIES III
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs        of Basis
     Description              brances     Land    provements    ments       (a)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Country Ridge Apts.,
  a 252 unit complex in
  Farmington Hills, MI          (d)   $  756,000   $9,089,000      None  $  602,777        None
Howell Station Apts.,
  a 228 unit complex in
  Duluth, GA                    (d)      765,000    7,314,000      None      93,803    $(82,212) (f)
North Hill Apts.,
  a 420 unit complex in
  DeKalb County, GA             (d)    2,460,000   20,903,000      None      20,235    (544,251) (f)
Park Place Phase II,
  Apts., a 250 unit com-
  plex in Plymouth, MN          (d)      475,000    8,645,000   $25,800     339,847        None
Shadowridge Apts.,
  a 312 unit complex in
  Las Vegas, NV                 (d)    2,141,417   10,416,377      None        None        None
                                     -----------  -----------   -------  ----------    ---------
    Total                            $ 6,597,417  $56,367,377   $25,800  $1,056,662    $(626,463)
                                     ===========  ===========   =======  ==========    =========

                                 BALCOR REALTY INVESTORS 85-SERIES III
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
 ------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction uired    is Computed
-------------------       --------  ----------   ----------   ---------  --------- ------ --------------
Country Ridge Apts.,
  a 252 unit complex in
  Farmington Hills, MI  $  757,315  $9,690,462  $10,447,777  $3,575,615     1986    9/85        (e)
Howell Station Apts.,
  a 228 unit complex in
  Duluth, GA               757,168   7,333,423    8,090,591   2,904,668     1985    8/85        (e)
North Hill Apts.,
  a 420 unit complex in
  DeKalb County, GA      2,404,824  20,434,160   22,838,984   7,970,976     1985    7/85        (e)
Park Place Phase II,
  Apts., a 250 unit com-
  plex in Plymouth, MN     475,698   9,009,949    9,485,647   3,754,854     1986    9/85        (e)
Shadowridge Apts.,
  a 312 unit complex
  in Las Vegas, NV       2,141,417  10,416,377   12,557,794   4,205,213     1984    9/85        (e)
                       ----------- -----------  ----------- -----------
    Total              $ 6,536,422 $56,884,371  $63,420,793 $22,411,326
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

(b) The aggregate cost of land for Federal income tax purposes is $5,950,267 and the aggregate cost of buildings and improvements for Federal income tax purposes is $54,036,831. The total of these is $59,987,098.

(c)                        Reconciliation of Real Estate
                           -----------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $63,420,793  $63,420,793  $80,251,263

    Deductions during year:
      Foreclosure of investment
        property                                             (16,830,470)
                                   -----------  -----------  -----------
    Balance at close of year       $63,420,793  $63,420,793  $63,420,793
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $20,663,941  $18,916,557  $21,824,173

    Depreciation expense for
      the year                       1,747,385    1,747,384    1,908,944

    Accumulated depreciation of
      foreclosed investment
      property                                                (4,816,560)
                                   -----------  -----------  -----------
    Balance at close of year       $22,411,326  $20,663,941  $18,916,557
                                   ===========  ===========  ===========

(d) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.

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