Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1996-05-15
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-14350
                       -------

                   BALCOR REALTY INVESTORS 85-SERIES III
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3333344
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                             ------------    ------------
Cash and cash equivalents                    $  2,364,670    $  2,310,596
Escrow deposits                                 1,677,788       1,400,287
Accounts and accrued interest receivable           84,135          89,717
Prepaid expenses                                  317,502         361,640
Deferred expenses, net of accumulated
  amortization of $397,706 in 1996 and
  $362,375 in 1995                              1,192,378       1,227,709
                                             ------------    ------------
                                                5,636,473       5,389,949
                                             ------------    ------------
Investment in real estate:
  Land                                          6,536,422       6,536,422
  Buildings and improvements                   56,884,371      56,884,371
                                             ------------    ------------
                                               63,420,793      63,420,793
  Less accumulated depreciation                22,848,173      22,411,326
                                             ------------    ------------
Investment in real estate, net of
  accumulated depreciation                     40,572,620      41,009,467
                                             ------------    ------------
                                             $ 46,209,093    $ 46,399,416
                                             ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $     77,477    $     96,080
Due to affiliates                                  34,776          19,310
Accrued real estate taxes                         181,773
Security deposits                                 332,338         334,467
Loss in excess of investment in joint
  venture with an affiliate                     1,241,698       1,139,760
Mortgage notes payable                         50,303,205      50,428,070
                                             ------------    ------------
    Total liabilities                          52,171,267      52,017,687

Affiliates' participation in joint ventures      (253,453)       (299,981)
                                             ------------    ------------
                                               51,917,814      51,717,706
Limited Partners' deficit (59,092
  Interests issued and outstanding)            (5,134,724)     (4,743,765)
General Partner's deficit                        (573,997)       (574,525)
                                             ------------    ------------
    Total partners' deficit                    (5,708,721)     (5,318,290)
                                             ------------    ------------

                                             $ 46,209,093    $ 46,399,416
                                             ============    ============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             ------------    ------------
Income:
  Rental and service                         $  3,000,574    $  2,910,450
  Interest on short-term investments               33,251          42,479
  Participation in income (loss) of joint
    venture with an affiliate                       3,741         (10,595)
                                             ------------    ------------
    Total income                                3,037,566       2,942,334
                                             ------------    ------------
Expenses:
  Interest on mortgage notes payable            1,059,188       1,068,248
  Depreciation                                    436,847         436,847
  Amortization of deferred expenses                35,331          35,330
  Property operating                              950,265         729,721
  Real estate taxes                               268,150         240,378
  Property management fees                        148,247         144,399
  Administrative                                   94,962          93,124
                                             ------------    ------------
    Total expenses                              2,992,990       2,748,047
                                             ------------    ------------
Income before affilates' participation
  in joint ventures and extraordinary item         44,576         194,287
Affiliates' participation in losses (income)
  from joint ventures before extraordinary
  item                                              8,183         (32,756)
                                             ------------    ------------
Income before extraordinary item                   52,759         161,531
                                             ------------    ------------
Extraordinary item:
  Gain on forgiveness of debt                                      69,409
  Affiliate's participation in gain on
    forgiveness of debt                                           (20,823)
                                                             ------------
Total extraordinary item                                           48,586
                                             ------------    ------------
Net income                                   $     52,759    $    210,117
                                             ============    ============
Income before extraordinary item allocated
  to General Partner                         $        528    $      1,615
                                             ============    ============
Income before extraordinary item allocated
  to Limited Partners                        $     52,231    $    159,916
                                             ============    ============
Income before extraordinary item per
  Limited Partnership Interest (59,092
  issued and outstanding)                    $       0.88    $       2.71
                                             ============    ============
The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                 1996            1995
                                             ------------    ------------
Extraordinary item allocated to General
  Partner                                            None    $        486
                                             ============    ============
Extraordinary item allcated to Limited
  Partners                                           None    $     48,100
                                             ============    ============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding)           None    $       0.81
                                             ============    ============
Net income allocated to General Partner      $        528    $      2,101
                                             ============    ============
Net income allocated to Limited Partners     $     52,231    $    208,016
                                             ============    ============
Net income per Limited Partnership Interest
  (59,092 issued and outstanding)            $       0.88    $       3.52
                                             ============    ============
Distribution to Limited Partners             $    443,190            None
                                             ============    ============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)   $       7.50            None
                                             ============    ============
























The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                 1996            1995
                                             ------------    ------------
Operating activities:

  Net income                                 $     52,759    $    210,117
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on forgiveness of debt                                 (69,409)
      Affiliate's participation in gain on
        forgiveness of debt                                        20,823
      Affiliates' participation in (losses)
        income from joint ventures                 (8,183)         32,756
      Participation in (income) loss of
        joint venture with an affiliate            (3,741)         10,595
      Depreciation of properties                  436,847         436,847
      Amortization of deferred expenses            35,331          35,330
      Net change in:
        Escrow deposits                          (277,501)       (171,065)
        Accounts and accrued interest
          receivable                                5,582         (96,736)
        Prepaid expenses                           44,138         (46,469)
        Accounts payable                          (18,603)        (47,942)
        Due to affiliates                          15,466          26,809
        Accrued real estate taxes                 181,773         166,878
        Security deposits                          (2,129)         13,655
                                             ------------    ------------
  Net cash provided by operating activities       461,739         522,189
                                             ------------    ------------
Investing activities:

  Contribution to joint venture with an
    affiliate                                                    (342,760)
  Distribution from joint venture with
    an affiliate                                  105,679
                                             ------------    ------------
  Net cash provided by or used in investing
    activities                                    105,679        (342,760)
                                             ------------    ------------
Financing activities:

  Distribution to Limited Partners               (443,190)
  Principal payments on mortgage notes
    payable                                      (124,865)       (130,441)
  Distributions to joint venture partners -
    affiliates                                                    (29,514)
  Contributions from joint venture partners
    - affiliates                                   54,711
                                             ------------    ------------

  Net cash used in financing activities          (513,344)       (159,955)
                                             ------------    ------------
Net change in cash and cash equivalents            54,074          19,474
Cash and cash equivalents at beginning
  of period                                     2,310,596       1,965,737
                                             ------------    ------------
Cash and cash equivalents at end of period   $  2,364,670    $  1,985,211
                                             ============    ============



The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $1,059,188 and $1,068,248 and paid interest expense of $1,059,188 and $1,068,022, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                           Paid        Payable
                                       -------------  ----------
   Reimbursement of expenses to
     the General Partner, at cost       $19,221        $34,776

4. Subsequent Event:

In April 1996, the Partnership made a quarterly distribution of $443,190 ($7.50 per Interest) to the holders of Limited Partnership Interests from Net Cash Receipts for the first quarter of 1996.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. To date, three of these properties have been relinquished through foreclosure. The Partnership continues to operate its five remaining properties and holds a minority interest in a joint venture.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Summary of Operations
- ---------------------

Primarily due to increased property operating expenses at all of the Partnership's properties, net income decreased for the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations are summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Due to lower interest rates, interest income on short-term investments decreased during 1996 as compared to 1995.

Property operating expense increased due to higher insurance expense at all of the Partnership's properties. In addition, the Partnership incurred higher utility and payroll expenses at North Hill Apartments and carpet replacement expenditures at the Country Ridge and Shadowridge apartment complexes. As a result, property operating expense increased during 1996 as compared to 1995.

Real estate tax expense increased during 1996 as compared to 1995 as a result of increases in the assessed values at the North Hill and Howell Station apartment complexes.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The Partnership recognized income from participation in joint venture with an affiliate during 1996 as compared to a loss in 1995 due to a decrease in the amortization of deferred expenses and interest expense related to the property's mortgage loan as a result of the June 1995 refinancing.

The Shadowridge and North Hill apartment complexes are both owned by joint ventures consisting of the Partnership and an affiliate. Increases in insurance, utility, payroll and real estate tax expense at North Hill

Apartments and increases in insurance expense and carpet replacement expenditures at Shadowridge Apartments resulted in affiliates' participation in losses from joint ventures during 1996 as compared to participation in income in 1995.

In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $54,000 as of March 31, 1996 when compared to December 31, 1995. Cash flow of approximately $462,000 was provided by operating activities during 1996 consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. The Partnership's investing activity consisted of a distribution received from the joint venture with an affiliate of approximately $105,000. Cash used in financing activities of approximately $513,000 consisted of a distribution to the Limited Partners and principal payments on mortgage notes payable, which were partially offset by contributions received from the joint venture partners.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's properties, including Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 95% to 99%, except for the Shadowridge Apartments which had an occupancy of 91%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership has entered into contracts to sell the Country Ridge and Park Place - Phase II apartment complexes for sale prices of $15,950,000 and $12,125,000, respectively, has entered into negotiations for a contract to sell the North Hill Apartments and is actively marketing the remaining properties in its portfolio. In addition, the General Partner has entered into a contract to sell the Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, for a sale price of $27,200,000. If current market conditions remain favorable and the General Partner can obtain appropriate sale prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The third-party financing of approximately $8,765,000 on Country Ridge Apartments matures in 1996. The General Partner has entered into a contract to sell this property as described above. The Partnership does not own any other properties with third-party financing which matures prior to 1998.

In April 1996, the Partnership paid $443,190 ($7.50 per Interest) to holders of Limited Partnership Interests representing the quarterly distribution of Net Cash Receipts for the first quarter of 1996. The level of this regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1995. To date, including the April 1996 distribution, investors have received cumulative distributions of Net Cash Receipts of $22.50 per $1,000 Interest. There has been no distribution of Net Cash Proceeds. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of Country Ridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Agreement of Sale and attachment thereto relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(iii) Agreement of Sale and attachment thereto relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996 is incorporated herein by reference.

(27) Financial Data schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 23, 1996 was filed reporting the contracts to sell the Country Ridge Apartments in Farmington Hills, Michigan, the Park Place Apartments - Phase II in Plymouth, Minnesota and the Lakeville Resort Apartments in Petaluma, California.

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



Date:  May 15, 1996
      -----------------------