Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1996-08-14
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                     1996         1995
                                                 ------------ ------------
Cash and cash equivalents                        $ 9,176,263  $ 2,310,596
Escrow deposits                                    1,562,257    1,400,287
Accounts and accrued interest receivable             181,752       89,717
Prepaid expenses                                     361,704      361,640
Deferred expenses, net of accumulated
  amortization of $433,036 in 1996 and
  $362,375 in 1995                                 1,157,048    1,227,709
                                                 ------------ ------------
                                                  12,439,024    5,389,949
                                                 ------------ ------------
Investment in real estate:
  Land                                             5,779,107    6,536,422
  Buildings and improvements                      47,193,909   56,884,371
                                                 ------------ ------------
                                                  52,973,016   63,420,793
  Less accumulated depreciation                   19,556,913   22,411,326
                                                 ------------ ------------
Investment in real estate, net of
  accumulated depreciation                        33,416,103   41,009,467
                                                 ------------ ------------
                                                 $45,855,127  $46,399,416
                                                 ============ ============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                                 $    82,198  $    96,080
Due to affiliates                                     37,402       19,310
Accrued real estate taxes                            231,993
Security deposits                                    317,885      334,467
Loss in excess of investment in joint
  venture with an affiliate                        1,266,475    1,139,760
Mortgage notes payable                            41,410,614   50,428,070
                                                 ------------ ------------
     Total liabilities                            43,346,567   52,017,687
Affiliates' participation in joint ventures         (271,943)    (299,981)
                                                 ------------ ------------
                                                  43,074,624   51,717,706
Limited Partners' capital (deficit) (59,092
  Interests issued and outstanding)                3,265,176   (4,743,765)
General Partner's deficit                           (484,673)    (574,525)
                                                 ------------ ------------
    Total Partners' capital (deficit)              2,780,503   (5,318,290)
                                                 ------------ ------------
                                                 $45,855,127  $46,399,416
                                                 ============ ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996         1995
                                                 ------------ ------------
Income:
  Rental and service                             $ 5,827,968  $ 5,876,545
  Interest on short-term investments                 102,060       75,404
  Participation in income (loss) of
   joint venture with an affiliate                    25,267      (15,735)
                                                 ------------ ------------
    Total income                                   5,955,295    5,936,214
                                                 ------------ ------------
Expenses:
  Interest on mortgage notes payable               2,046,311    2,133,630
  Depreciation                                       851,550      873,693
  Amortization of deferred expenses                   70,661       70,662
  Property operating                               1,834,696    1,543,370
  Real estate taxes                                  587,059      480,757
  Property management fees                           288,788      291,837
  Administrative                                     234,848      216,166
                                                 ------------ ------------
    Total expenses                                 5,913,913    5,610,115
                                                 ------------ ------------
Income before gain on sale, affiliates'
  participation in joint ventures and
  extraordinary items                                 41,382      326,099
Gain on sale of property                           9,073,561
Affiliates' participation in income from
  joint ventures before extraordinary items           (4,770)     (48,213)
                                                 ------------ ------------
Income before extraordinary items                  9,110,173      277,886
Extraordinary items:
  Debt extinguishment expense                       (125,000)
  Gain on forgiveness of debt                                      69,409
  Affiliate's participation in gain on
    forgiveness of debt                                           (20,823)
  Participation in debt extinguishment expense
    of joint venture with an affiliate                            (58,521)
                                                 ------------ ------------
    Total extraordinary items                       (125,000)      (9,935)
                                                 ------------ ------------
Net income                                       $ 8,985,173  $   267,951
                                                 ============ ============
Net income before extraordinary items
  allocated to General Partner                   $    91,102  $     2,779
                                                 ============ ============
Net income before extraordinary items
  allocated to Limited Partners                  $ 9,019,071  $   275,107
                                                 ============ ============
Net income before extraordinary items per
  Limited Partnership Interest (59,092 issued
  and outstanding)                               $    152.63  $      4.66
                                                 ============ ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996         1995
                                                 ------------ ------------
Extraordinary items allocated to
  General Partner                                $    (1,250) $       (99)
                                                 ============ ============
Extraordinary items allocated to
  Limited Partners                               $  (123,750) $    (9,836)
                                                 ============ ============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)       $     (2.10) $     (0.17)
                                                 ============ ============
Net income allocated to General Partner          $    89,852  $     2,680
                                                 ============ ============
Net income allocated to Limited Partners         $ 8,895,321  $   265,271
                                                 ============ ============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)       $    150.53  $      4.49
                                                 ============ ============
Distributions to Limited Partners                $   886,380         NONE
                                                 ============ ============
Distributions per Limited Partnership
  Interest (59,092 issued and outstanding)       $     15.00         NONE
                                                 ============ ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996         1995
                                                 ------------ ------------
Income:
  Rental and service                             $ 2,827,394  $ 2,966,095
  Interest on short-term investments                  68,809       32,925
  Participation in income (loss) of joint
    venture with an affiliate                         21,526       (5,140)
                                                 ------------ ------------
    Total income                                   2,917,729    2,993,880
                                                 ------------ ------------
Expenses:
  Interest on mortgage notes payable                 987,123    1,065,382
  Depreciation                                       414,703      436,846
  Amortization of deferred expenses                   35,330       35,332
  Property operating                                 884,431      813,649
  Real estate taxes                                  318,909      240,379
  Property management fees                           140,541      147,438
  Administrative                                     139,886      123,042
                                                 ------------ ------------
    Total expenses                                 2,920,923    2,862,068
                                                 ------------ ------------
(Loss) income before gain on sale, affiliates'
  participation in joint ventures and
  extraordinary items                                 (3,194)     131,812
Gain on sale of property                           9,073,561
Affiliates' participation in income from
  joint ventures before extraordinary items          (12,953)     (15,457)
                                                 ------------ ------------
Income before extraordinary items                  9,057,414      116,355
Extraordinary items:
  Debt extinguishment expense                       (125,000)
  Participation in debt extinguishment expense
    of joint venture with an affiliate                            (58,521)
                                                 ------------ ------------
    Total extraordinary items                       (125,000)     (58,521)
                                                 ------------ ------------
Net income                                       $ 8,932,414  $    57,834
                                                 ============ ============
Net income before extraordinary items
  allocated to General Partner                   $    90,574  $     1,164
                                                 ============ ============
Net income before extraordinary items
  allocated to Limited Partners                  $ 8,966,840  $   115,191
                                                 ============ ============
Net income before extraordinary items per
  Limited Partnership Interest (59,092 issued
  and outstanding)                               $    151.75  $      1.95
                                                 ============ ============

Extraordinary items allocated to
  General Partner                                $    (1,250) $      (585)
                                                 ============ ============
Extraordinary items allocated to
  Limited Partners                               $  (123,750) $   (57,936)
                                                 ============ ============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)       $     (2.10) $     (0.98)
                                                 ============ ============
Net income allocated to General Partner          $    89,324  $       579
                                                 ============ ============
Net income allocated to Limited Partners         $ 8,843,090  $    57,255
                                                 ============ ============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)       $    149.65  $      0.97
                                                 ============ ============
Distribution to Limited Partners                 $   443,190         NONE
                                                 ============ ============
Distribution per Limited Partnership
  Interests (59,092 issued and outstanding)      $      7.50         NONE
                                                 ============ ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996         1995
                                                 ------------ ------------
Operating activities:
    Net income                                   $ 8,985,173  $   267,951
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Gain on sale of property                (9,073,561)
          Gain on forgiveness of debt                             (69,409)
          Affiliate's participation in gain
            on forgiveness of debt                                 20,823
          Participation in debt extinguishment
            expense                                                58,521
          Affiliates' participation in income
            from joint ventures                        4,770       48,213
          Participation in income (loss) of joint
            venture with an affiliate                (25,267)      15,735
          Depreciation of properties                 851,550      873,693
          Amortization of deferred expenses           70,661       70,662
          Net change in:
               Escrow deposits                      (161,970)    (278,710)
               Accounts and accrued interest
                 receivable                          (92,035)      (7,756)
               Prepaid expenses                          (64)     (57,425)
               Accounts payable                      (13,882)     (25,321)
               Due to affiliates                      18,092      (57,336)
               Accrued real estate taxes             231,993      199,245
               Security deposits                     (16,582)      29,711
                                                 ------------ ------------
    Net cash provided by operating activities        778,878    1,088,597
                                                 ------------ ------------
Investing activities:
  Proceeds from sale of property                  15,950,000
  Payment of selling costs                          (134,625)
  Contribution to joint venture with an
    affiliate                                                    (342,760)
  Distributions from joint venture with
    an affiliate                                     151,982      328,378
                                                 ------------ ------------
Net cash provided by or used in investing
  activities                                      15,967,357      (14,382)
                                                 ------------ ------------
Financing activities:
  Distributions to Limited Partners                 (886,380)
  Principal payments on mortgage
    notes payable                                   (247,146)    (248,223)
  Repayment of mortgage note payable              (8,770,310)
  Distributions to joint venture
    partners - affiliates                            (31,443)    (107,793)
  Contributions from joint venture
    partners - affiliates                             54,711
                                                 ------------ ------------
    Net cash used in financing activities         (9,880,568)    (356,016)
                                                 ------------ ------------
Net change in cash and cash equivalents            6,865,667      718,199
Cash and cash equivalents at beginning
    of period                                      2,310,596    1,965,737
                                                 ------------ ------------
Cash and cash equivalents at end of period       $ 9,176,263  $ 2,683,936
                                                 ============ ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $2,046,311 and $2,133,630 and paid interest expense of $2,046,311 and $2,133,173, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                    -----------------------
                                     Six Months    Quarter    Payable
                                    ------------  ---------  ----------
   Reimbursement of expenses to
     the General Partner, at cost       $55,871    $36,650    $37,402

4. Property Sale:

In June 1996, the Partnership sold the Country Ridge Apartments in an all cash sale for $15,950,000. From the proceeds of the sale, the Partnership paid $8,770,310 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $134,625 in selling costs. The basis of the property was $6,741,814, which is net of accumulated depreciation of $3,705,963. For financial statement purposes, the Partnership recognized a gain of $9,073,561 from the sale of this property.

5. Extraordinary Item:

In connection with the sale of Country Ridge Apartments in June 1996, the Partnership recognized an unamortized deferred expense of $125,000 which was recognized as an extraordinary item and classified as debt extinguishment expense.

6. Subsequent Event:

In July 1996, the Partnership made a distribution of $7,238,770 ($122.50 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $7.50 per Interest and a special distribution of Net Cash Proceeds of $115.00 per Interest from the June 1996 sale of the Country Ridge apartment complex.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. Prior to 1996, title to three of these properties were relinquished through foreclosure. During 1996, the Partnership sold one additional property. The Partnership continues to operate its four remaining properties and holds a minority interest in one joint venture.

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

Summary of Operations
- ---------------------

The Partnership sold the Country Ridge Apartments during June 1996. As a result of the gain recognized on this sale, the Partnership generated substantially higher income during the six months and quarter ended June 30, 1996, as compared to the same periods in 1995. Further discussion of the Partnership's operations are summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Due to higher average cash balances as a result of the June 1996 sale of Country Ridge Apartments, interest income on short-term investments increased during 1996 as compared to 1995.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The Partnership recognized income from participation in joint venture with an affiliate during 1996 as compared to a loss in 1995 due to a decrease in the amortization of deferred expenses and interest expense related to the property's mortgage loan as a result of the June 1995 loan refinancing. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521 in 1995.

Property operating expense increased during 1996 as compared to 1995 due to higher roof repair and utility expenses at North Hill Apartments and carpet replacement expenditures at the Country Ridge and Shadowridge apartment complexes.

Real estate tax expense increased during 1996 as compared to 1995 as a result of increases in the assessed values at the North Hill and Country Ridge apartment complexes.

In June 1996, the Partnership sold the Country Ridge Apartments and recognized a gain on sale of $9,073,561. In addition, the Partnership recognized debt extinguishment expense of $125,000.

The Shadowridge and North Hill apartment complexes are both owned by joint ventures consisting of the Partnership and an affiliate. Increases in roof repair, utility and real estate tax expenses at North Hill Apartments and increases in carpet replacement expenditures at Shadowridge Apartments resulted in a reduction of affiliates' participation in income from joint ventures during 1996 as compared to 1995.

In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $6,865,000 as of June 30, 1996, when compared to December 31, 1995, primarily as a result of the sale of Country Ridge Apartments during June 1996. Cash flow of approximately $779,000 was provided by operating activities during 1996 consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $15,967,000 consisted of proceeds from the sale of Country Ridge Apartments less selling costs and distributions received from the joint venture with an affiliate. Cash used in financing activities of approximately $9,881,000 consisted of distributions to the Limited Partners, the repayment of the mortgage note payable on Country Ridge Apartments and principal payments on mortgage notes payable, which were partially offset by net contributions received from the joint venture partners. Additionally, the Partnership made a special distribution to the Limited Partners in July 1996 from proceeds received from the June 1996 sale of Country Ridge Apartments.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, all of the Partnership's remaining properties, including Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow. As of June 30, 1996, the occupancy rates of the Partnership's properties ranged from 96% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During June 1996, the Partnership sold the Country Ridge apartment complex. Currently, the Partnership has entered into contracts to sell the Park Place - Phase II, Shadowridge and North Hill apartment complexes for sales prices of $12,125,000, $12,600,000 and $24,000,000, respectively. In addition, the General Partner has entered into a contract to sell the Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, for a sale price of $27,200,000. The

Partnership is also actively marketing the Howell Station Apartments, which is the remaining property in its portfolio. If current market conditions remain favorable and the General Partner can obtain an appropriate sale price, the Partnership's liquidation strategy will be accelerated.

In June 1996, the Partnership sold the Country Ridge apartment complex in an all cash sale for $15,950,000. From the proceeds of the sale, the Partnership paid $8,770,310 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $134,625 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership does not own any properties with third-party financing which matures prior to 1998.

In July 1996, the Partnership made a distribution of $7,238,770 ($122.50 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1996. The regular quarterly distribution of $443,190 ($7.50 per Interest) remained unchanged from the amount distributed for the first quarter of 1996. In addition, Net Cash Proceeds of $6,795,580 ($115.00 per Interest) were distributed to the Limited Partners in connection with the June 1996 sale of Country Ridge Apartments. To date, including the July 1996 distribution, investors have received cumulative distributions of Net Cash Receipts of $30.00 per $1,000 Interest, and Net Cash Proceeds of $115.00 per $1,000 Interest. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, the level of future distributions will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
- --------------------------

As previously reported, on July 5, 1996, the joint venture between the Partnership and an affiliate which owns Shadowridge Apartments, Las Vegas, Nevada, contracted to sell the property for a sale price of $12,750,000 to an unaffiliated party, Sherman Oaks Limited Partnership. The joint venture and the purchaser have agreed to reduce the sale price to $12,600,000.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Country Ridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(a)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sales of Country Ridge Apartments, Lakeville Resort Apartments, and Park Place Apartments, Phase II previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(a)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sales of Country Ridge Apartments, Lakeville Resort Apartments, and Park Place Apartments, Phase II previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(b)(ii) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (99)(c) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(c)(ii) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Park Place Apartments, Phase II previously filed as Exhibit (99)(d) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(d) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(e) Agreement of Sale and attachments thereto relating to the sale of North Hill Apartments previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(27) Financial Data schedule of the Registrant for the six months ended June 30, 1996 is attached hereto.

(99) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated April 23, 1996 was filed reporting the contracts to sell the Country Ridge Apartments in Farmington Hills, Michigan, the Park Place Apartments - Phase II in Plymouth, Minnesota and the Lakeville Resort Apartments in Petaluma, California.

(ii) A Current Report on Form 8-K dated July 5, 1996 was filed reporting the contracts to sell the Shadowridge Apartments in Las Vegas, Nevada and the North Hill Apartments in DeKalb County, Georgia, the closing of the sale of the Country Ridge Apartments in Farmington Hills, Michigan and the extensions of the closing dates of the sales of the Park Place Apartments - Phase II in Plymouth, Minnesota and the Lakeville Resort Apartments in Petaluma, California.

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



Date: August 13, 1996
      -----------------------