Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1996-11-14
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996             1995
                                              --------------   -------------
Cash and cash equivalents                     $   9,016,387    $  2,310,596
Escrow deposits                                     753,917       1,400,287
Accounts and accrued interest receivable            265,150          89,717
Prepaid expenses                                    224,370         361,640
Deferred expenses, net of accumulated
  amortization of $187,415 in 1996 and
  $327,043 in 1995                                  809,232       1,227,709
                                              --------------   -------------
                                                 11,069,056       5,389,949
                                              --------------   -------------
Investment in real estate:
  Land                                            3,161,992       6,536,422
  Buildings and improvements                     27,767,583      56,884,371
                                              --------------   -------------
                                                 30,929,575      63,420,793
  Less accumulated depreciation                  11,523,651      22,411,326
                                              --------------   -------------
Investment in real estate, net of
  accumulated depreciation                       19,405,924      41,009,467
                                              --------------   -------------
                                              $  30,474,980    $ 46,399,416
                                              ==============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                              $     251,839    $     96,080
Due to affiliates                                    50,831          19,310
Accrued liabilities, principally
  real estate taxes                                 105,992
Security deposits                                   167,820         334,467
Loss in excess of investment in joint venture
  with an affiliate                               1,328,682       1,139,760
Mortgage notes payable                           24,378,911      50,428,070
                                              --------------   -------------
     Total liabilities                           26,284,075      52,017,687

Affiliates' participation in joint ventures        (373,994)       (299,981)
                                              --------------   -------------
                                                 25,910,081      51,717,706

Limited Partners' capital (deficit)
  (59,092 Limited Partnership Interests
  issued and outstanding)                         4,959,340      (4,743,765)
General Partner's deficit                          (394,441)       (574,525)
                                              --------------   -------------
    Total Partners' capital (deficit)             4,564,899      (5,318,290)
                                              --------------   -------------
                                              $  30,474,980    $ 46,399,416
                                              ==============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996            1995
                                              --------------   -------------
Income:
  Rental and service                          $   7,864,170    $  8,890,299
  Interest on short-term investments                160,776         124,022
  Participation in income (loss) of joint
    venture with an affiliate                        27,460         (18,067)
                                              --------------   -------------
    Total income                                  8,052,406       8,996,254
                                              --------------   -------------
Expenses:
  Interest on mortgage notes payable              2,716,613       3,197,466
  Depreciation                                    1,157,846       1,310,541
  Amortization of deferred expenses                 103,396         105,989
  Property operating                              2,453,937       2,497,121
  Real estate taxes                                 736,689         731,378
  Property management fees                          399,871         443,549
  Administrative                                    324,931         308,857
                                              --------------   -------------
    Total expenses                                7,893,283       8,594,901
                                              --------------   -------------
Income before gain on sales, affiliates'
  participation in joint ventures and
  extraordinary items                               159,123         401,353

Gain on sales of properties                      19,513,258

Affiliates' participation in income
  from joint ventures before
  extraordinary items                            (1,231,126)        (41,477)
                                              --------------   -------------
Income before extraordinary items                18,441,255         359,876

Extraordinary items:
  Debt extinguishment expense                      (440,081)
  Affiliate's participation in debt
    extinguishment expense                            7,165
  Gain on forgiveness of debt                                        69,409
  Affiliate's participation in gain on
    forgiveness of debt                                             (20,823)
  Participation in debt extinguishment expense
     of joint venture with an affiliate                             (58,521)
                                              --------------   -------------
Total extraordinary items                          (432,916)         (9,935)
                                              --------------   -------------
Net income                                    $  18,008,339    $    349,941
                                              ==============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                   1996            1995
                                              --------------   -------------
Income before extraordinary items
  allocated to General Partner                $     184,412    $      3,599
                                              ==============   =============
Income before extraordinary items
  allocated to Limited Partners               $  18,256,843    $    356,277
                                              ==============   =============
Income before extraordinary items
  per Limited Partnership Interest (59,092
  issued and outstanding)                     $      308.95    $       6.03
                                              ==============   =============
Extraordinary items allocated
  to General Partner                          $      (4,329)   $        (99)
                                              ==============   =============
Extraordinary items allocated
  to Limited Partners                         $    (428,587)   $     (9,836)
                                              ==============   =============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)    $       (7.25)   $      (0.17)
                                              ==============   =============
Net income allocated to General Partner       $     180,083    $      3,500
                                              ==============   =============
Net income allocated to Limited Partners      $  17,828,256    $    346,441
                                              ==============   =============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)    $      301.70    $       5.86
                                              ==============   =============
Distributions to Limited Partners             $   8,125,150            NONE
                                              ==============   =============
Distributions per Limited Partnership
  Interest (59,092 issued and outstanding)    $      137.50            NONE
                                              ==============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996             1995
                                              --------------   -------------
Income:
  Rental and service                          $   2,036,202    $  3,013,754
  Interest on short-term investments                 58,716          48,618
  Participation in income (loss) of joint
     venture with an affiliate                        2,193          (2,332)
                                              --------------   -------------
    Total income                                  2,097,111       3,060,040
                                              --------------   -------------

Expenses:
  Interest on mortgage notes payable                670,302       1,063,836
  Depreciation                                      306,296         436,848
  Amortization of deferred expenses                  32,735          35,327
  Property operating                                619,241         953,751
  Real estate taxes                                 149,630         250,621
  Property management fees                          111,083         151,712
  Administrative                                     90,083          92,691
                                              --------------   -------------
    Total expenses                                1,979,370       2,984,786
                                              --------------   -------------
Income before gain on sales, affiliates'
  participation in joint ventures and
  extraordinary items                               117,741          75,254

Gain on sales of properties                      10,439,697

Affiliates' participation in (income)
  loss from joint ventures before
  extraordinary items                            (1,226,356)          6,736
                                              --------------   -------------
Income before extraordinary items                 9,331,082          81,990

Extraordinary items:
  Debt extinguishment expense                      (315,081)
  Affiliate's participation in debt
    extinguishment expense                            7,165
                                              --------------
Total extraordinary items                          (307,916)
                                              --------------   -------------
Net income                                    $   9,023,166    $     81,990
                                              ==============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                   1996            1995
                                              --------------   -------------
Income before extraordinary items
  allocated to General Partner                $      93,310    $        820
                                              ==============   =============
Income before extraordinary items
  allocated to Limited Partners               $   9,237,772    $     81,170
                                              ==============   =============
Income before extraordinary items per
  Limited Partnership Interest (59,092
  issued and outstanding)                     $      156.32    $       1.37
                                              ==============   =============
Extraordinary items allocated to
  General Partner                             $      (3,079)           NONE
                                              ==============   =============
Extraordinary items allocated to
  Limited Partners                            $    (304,837)           NONE
                                              ==============   =============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)    $       (5.15)           NONE
                                              ==============   =============
Net income allocated to General Partner       $      90,231    $        820
                                              ==============   =============
Net income allocated to Limited Partners      $   8,932,935    $     81,170
                                              ==============   =============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)    $      151.17    $       1.37
                                              ==============   =============
Distribution to Limited Partners              $   7,238,770            NONE
                                              ==============   =============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)    $      122.50            NONE
                                              ==============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996            1995
                                              --------------   -------------
Operating activities:
  Net income                                  $  18,008,339    $    349,941
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Gain on sales of properties               (19,513,258)
      Debt extinguishment expense                   315,081
      Affiliate's participation in
        debt extinguishment expense                  (7,165)
      Gain on forgiveness of debt                                   (69,409)
      Affiliate's participation in gain
        on forgiveness of debt                                       20,823
      Participation in debt extinguishment
        expense of joint venture with
        an affiliate                                                 58,521
      Affiliates' participation in income
        from joint ventures                       1,231,126          41,477
      Participation in (income) loss of joint
        venture with an affiliate                   (27,460)         18,067
      Depreciation of properties                  1,157,846       1,310,541
      Amortization of deferred expenses             103,396         105,989
      Net change in:
        Escrow deposits                               7,370        (160,364)
        Accounts and accrued interest
          receivable                               (175,433)        (44,000)
        Prepaid expenses                            137,270        (141,941)
        Accounts payable                            155,759         (41,333)
        Due to affiliates                            31,521         (43,832)
        Accrued liabilities, principally
          real estate taxes                         105,992         170,038
        Security deposits                          (166,647)         30,514
                                              -------------    -------------
  Net cash provided by operating activities       1,363,737       1,605,032
                                              -------------    -------------
Investing activities:
  Proceeds from sales of properties              31,678,988
  Payment of selling costs                         (716,045)
  Distributions from joint venture with an
    affiliate                                       216,382         328,378
  Contributions to joint venture with an
    affiliate                                                      (361,174)
                                              -------------    -------------
  Net cash provided by or (used in)
    investing activities                         31,179,325         (32,796)
                                              -------------    -------------

Financing activities:
  Distributions to Limited Partners              (8,125,150)
  Principal payments on mortgage notes
    payable                                        (321,210)       (367,551)
  Repayment of mortgage notes payable           (16,731,937)
  Distributions to joint venture
    partners - affiliates                        (1,352,685)       (147,264)
  Contributions from joint venture
     partners - affiliates                           54,711
  Release of capital improvement escrows            639,000
                                              -------------    -------------
  Net cash used in financing activities         (25,837,271)       (514,815)
                                              -------------    -------------

Net change in cash and cash equivalents           6,705,791       1,057,421
Cash and cash equivalents at beginning
    of period                                     2,310,596       1,965,737
                                              -------------    -------------
Cash and cash equivalents at end of period    $   9,016,387    $  3,023,158
                                              ==============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on mortgage notes payable of $2,716,613 and $3,197,466, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter    Payable
                                    ------------  ---------  ----------
   Reimbursement of expenses to
     the General Partner, at cost   $    65,804   $  9,933       $  50,831

4. Property Sales:

(a) In June 1996, the Partnership sold the Country Ridge Apartments in an all cash sale for $15,950,000. From the proceeds of the sale, the Partnership paid $8,770,310 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $134,625 in selling costs. The basis of the property was $6,741,814, which is net of accumulated depreciation of $3,705,963. For financial statement purposes, the Partnership recognized a gain of $9,073,561 from the sale of this property.

(b) The Shadowridge Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 70% and 30%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $12,600,000. From the proceeds of the sale, the joint venture paid $7,961,627 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $384,545 in selling costs. The basis of the property was $8,151,131, which is net of accumulated depreciation of $4,406,663. For financial statement purposes, the Partnership recognized a gain of $4,064,324 from the sale of this property, of which $1,219,297 is the minority joint venture partner's share.

(c) In September 1996, the Partnership sold the Park Place Apartments - Phase II in an all cash sale for $12,125,000. The purchaser of Park Place
Apartments - Phase II took title subject to the existing first mortgage loan in the amount of $8,996,012. From the proceeds of the sale, the Partnership paid $196,875 in selling costs. The basis of the property was $5,552,752, which is net of accumulated depreciation of $3,932,895. For financial statement purposes, the Partnership recognized a gain of $6,375,373 from the sale of this property.

5. Extraordinary Items:

In connection with the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996, the Partnership fully amortized the remaining deferred financing fees in the amount of $440,081, of which $7,165 represents the Shadowridge Apartments minority joint venture partner's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

6. Subsequent Events:

(a) In October 1996, the Partnership made a distribution of $5,466,010 ($92.50 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution of available Net Cash Receipts of $7.50 per Interest and a special distribution of Net Cash Proceeds of $85.00 per Interest from proceeds received in connection with the August sale of Shadowridge Apartments and the September sale of Park Place Apartments - Phase II.

(b) The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 40.25% and 59.75%, respectively. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser of Lakeville Resort Apartments took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The joint venture will recognize a gain during the fourth quarter of 1996 of approximately $11,800,000 from the sale of this property, of which approximately $4,700,000 will be the Partnership's share.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. Prior to 1996, title to three of these properties were relinquished through foreclosure. During the nine months ended September 30, 1996, the Partnership sold three properties. In addition, during October 1996 the property in which the Partnership held a minority joint venture interest was sold. The Partnership continues to operate its two remaining properties.

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

Summary of Operations
---------------------

The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during the nine months ended September 30, 1996, resulting in gain on sales of all three properties. As a result of these gains, the Partnership generated substantially higher net income during the nine months and quarter ended September 30, 1996, as compared to the same periods in 1995. Further discussion of the Partnership's operations are summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes in June, August and September 1996, respectively. As a result, the Partnership recognized gain on sales of $19,513,258. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expense, real estate taxes and property management fees during 1996 as compared to 1995.

Due to higher average cash balances as a result of the investment of proceeds from the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes prior to distributions to the Limited Partners, interest income on short-term investments increased during 1996 as compared to 1995.

The Partnership holds a minority interest in the Lakeville Resort Apartments. The Partnership recognized income from participation in joint venture with an affiliate during 1996 as compared to a loss in 1995 due to higher rental rates and decreases in the amortization of deferred expenses and interest expense related to the property's mortgage loan as a result of the June 1995 loan refinancing. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521 in 1995.

The decrease in property operating expense as a result of the 1996 property sales was partially offset by higher roof repair and utility expenses at North Hill Apartments and carpet replacement expenditures at the Country Ridge and Shadowridge apartment complexes prior to their sales in 1996.

The decrease in real estate tax expense due to the 1996 property sales was offset by an increase in real estate tax expense at the North Hill and Country Ridge apartment complexes as a result of increases in the assessed value of the properties for the nine months ended September 30, 1996 as compared to the same period in 1995.

The Shadowridge and North Hill apartment complexes are both owned by joint ventures consisting of the Partnership and an affiliate. Primarily as a result of the gain recognized in connection with the sale of Shadowridge Apartments in August 1996, affiliates' participation in income from joint ventures increased for the nine months ended September 30, 1996 as compared to the same period in 1995 and affiliates' participation in income was recognized for the quarter ended September 30, 1996 as compared to a loss during the same period in 1995.

As a result of the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes, the Partnership recognized debt extinguishment expense of $440,081, of which $7,165 represents the Shadowridge Apartments minority joint venture partner's share during 1996.

In connection with a settlement reached with the seller of the Shadowridge Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt in 1995 of $69,409, of which $20,823 represents the affiliate's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $6,706,000 as of September 30, 1996, when compared to December 31, 1995, primarily as a result of proceeds received in connection with the three property sales in 1996. Cash flow of approximately $1,364,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities consisted primarily of proceeds of approximately $30,963,000 from the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes, net of selling costs, and distributions of approximately $216,000 received from the joint venture with an affiliate. Financing activities consisted primarily of distributions to the Limited Partners of approximately $8,125,000, principal payments on mortgage notes payable of approximately

$321,000, the repayment of approximately $16,732,000 of mortgage notes payable on the Country Ridge and Shadowridge apartment complexes, net distributions of approximately $1,298,000 paid to joint venture partners, and the receipt of approximately $639,000 of capital improvement escrow funds. Additionally, the Partnership made a special distribution to the Limited Partners in October 1996 from proceeds received in connection with the August sale of Shadowridge Apartments and the September sale of Park Place Apartments - Phase II. The Partnership also received proceeds from the sale of Lakeville Resort Apartments in October 1996.

The Partnership defines cash flow generated from its properties as an amount equal to the properties' revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996 and 1995, all of the Partnership's remaining properties, including Lakeville Resort Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow. In addition, the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes generated positive cash flow during the nine months ended September 30, 1995 and prior to their sales in June, August and September 1996, respectively. As of September 30, 1996, the occupancy rates of the Partnership's remaining properties ranged from 94% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving operating performance and seeking rent increases where market conditions allow.

In June 1996, the Partnership sold Country Ridge Apartments in an all cash sale for $15,950,000. From the proceeds of the sale, the Partnership paid $8,770,310 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $134,625 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the proceeds until October 1996. The remainder of the proceeds were distributed to the Limited Partners in July 1996. The full amount of the holdback was released in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Shadowridge Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,600,000. From the proceeds of the sale, the joint venture paid $7,961,627 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $384,545 in selling costs. The net proceeds of the sale were $4,253,828 of which $2,977,680 was the Partnership's share. The proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Park Place Apartments - Phase II in an all cash sale for $12,125,000. The purchaser of Park Place Apartments - Phase II took title subject to the existing first mortgage loan in the amount of $8,996,012. From the proceeds of the sale, the Partnership paid $196,875 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until December 1996. The remainder of the proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser of Lakeville Resort Apartments took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The net proceeds of the sale were approximately $6,049,000, of which approximately $2,435,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until February 1997. The remainder of the proceeds will be distributed to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties, and has accelerated the Partnership's liquidation strategy. As described above, the Partnership sold the Country Ridge and Park Place - Phase II apartment complexes in June and September 1996, respectively. Additionally, the Partnership and its joint venture affiliates sold the Shadowridge and Lakeville Resort apartment complexes in August and October 1996, respectively. Currently, the Partnership is also actively marketing the North Hill and Howell Station apartment complexes, which are the two remaining properties in its portfolio.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

Each of the Partnership's remaining properties is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership does not own any properties with third-party financing which matures prior to 2001.

In October 1996, the Partnership made a distribution of $5,466,010 ($92.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. The regular quarterly Net Cash Receipts distribution of $443,190 ($7.50 per Interest) remained unchanged from the amount distributed for the second quarter of 1996. In addition, Net Cash Proceeds of $5,022,820 ($85.00 per Interest) was distributed to the Limited Partners from proceeds received in connection with the August and September 1996 sales of Shadowridge and Park Place Phase II apartment complexes. To date, including the October 1996 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $37.50 per $1,000 Interest, and Net Cash Proceeds of $200.00 per $1,000 Interest. The level of future distributions will depend on cash flow from the Partnership's remaining properties and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Lakeville Resort Apartments
---------------------------

As previously reported, on April 23, 1996, a joint venture consisting of the Partnership and an affiliate (the _Joint Venture_) which owns Lakeville Resort Apartments, Petaluma, California, contracted to sell the property to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $27,200,000. The closing date was extended and the sale closed on October 31, 1996. The purchaser assumed the first mortgage loan which had an outstanding principal balance of $20,795,872 at closing. From the proceeds of the sale, the Joint Venture paid legal fees of approximately $15,000 and $136,000 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property received a fee of $204,000 for services rendered in connection with the sale. The Joint Venture received approximately $6,049,000 of remaining proceeds. Of such amount, $500,000 is being retained by the Joint Venture and will not be available for use or distribution by the Joint Venture until 120 days after closing. The Partnership's share of the total remaining sale proceeds will be approximately $2,435,000.

Park Place Apartments - Phase II
-------------------------------

As previously reported, the sale of Park Place Apartments - Phase II, Plymouth, Minnesota, to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, closed on September 3, 1996. The Partnership and the purchaser had agreed that $500,000 of the net sale proceeds would be retained and would not be available for use or distribution by the Partnership until 120 days after closing. Pursuant to an agreement between the Partnership and the purchaser, these proceeds will be retained through December 20, 1996.

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

(a)(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Country Ridge Apartments previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(a)(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Country Ridge Apartments previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

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

(b)(iii) Letter Agreement dated August 20, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated August 20, 1996 is incorporated herein by reference.

(b)(iv) Letter Agreement dated September 19, 1996 relating to the sale of Lakeville Resort Apartments is attached hereto.

(b)(v) Letter Agreement dated September 30, 1996 relating to the sale of Lakeville Resort Apartments is attached hereto.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (2)(c) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(c)(ii) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (99)(d) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(c)(iii) First Amendment to Agreement of Sale relating to the sale of Park Place Apartments - Phase II is attached hereto.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(d)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments previously filed as Exhibit (99) to the Registrant's Form 10-Q dated June 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachments thereto relating to the sale of North Hill Apartments previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(e)(ii) Letter Agreement dated August 29, 1996 relating to the sale of North Hill Apartments previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated August 20, 1996 is incorporated herein by reference.

(27) Financial Data schedule of the Registrant for the nine months ended September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated July 5, 1996 was filed reporting the contracts to sell the Shadowridge Apartments in Las Vegas, Nevada and the North Hill Apartments in DeKalb County, Georgia, the closing of the sale of the Country Ridge Apartments in Farmington Hills, Michigan and the extensions of the closing dates of the sales of the Park Place Apartments - Phase II in Plymouth, Minnesota and the Lakeville Resort Apartments in Petaluma, California.

(ii) A Current Report on Form 8-K dated August 20, 1996 was filed reporting the extension of the closing date of sale of the Lakeville Resort Apartments in Petaluma, California, the closings of the sales of the Shadowridge Apartments in Las Vegas, Nevada and the Park Place Apartments - Phase II in Plymouth, Minnesota and the cancellation of the contract to sell the North Hill Apartments in DeKalb County, Georgia.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP



                         By:   /s/ Thomas E. Meador
                              ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVIII, the General Partner



                         By:   /s/ Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Vice President, and Chief Financial Officer
                              (Principal Accounting Officer) of Balcor
                              Partners-XVIII, the General Partner



Date:  November 14, 1996
      -----------------------