Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1997-03-28
CIK 766769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
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

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property. The Registrant has since disposed of six of these properties, and the property in which the Registrant held a minority joint venture interest. As of December 31, 1996, the Registrant owned the two properties described under "Item 2. Properties." The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties. See "Item 7. Liquidity and Capital Resources" for additional information.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost, triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rates increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During June, August and September 1996, the Registrant sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes in all cash sales for $15,950,000, $12,600,000 and $12,125,000, respectively. In addition, in October
1996, the Lakeville Resort Apartments, in which the Registrant owned a minority joint venture interest, was sold in an all cash sale for $27,200,000. See "Item
7. Liquidity and Capital Resources" for additional information. Currently, the Registrant has entered into contracts to sell the Howell Station and North Hill apartment complexes for sales prices of $10,000,000 and $22,750,000, respectively.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Other Information
-----------------

Howell Station Apartments
-------------------------

As previously reported, the Registrant has contracted to sell the Howell Station Apartments, Duluth, Georgia (the "Property"), for a sale price of $9,000,000 to an unaffiliated party, Group One Investments, Inc., an Illinois corporation. The Registrant also executed an agreement to sell to the purchaser the personal property located at the Property for a sale price of $1,000,000. Pursuant to an agreement between the Registrant and the purchaser, the closing of the sale has been extended from April 4, 1997 to April 29, 1997.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owns the two properties described below:

Location                     Description of Property
--------                     -----------------------

Duluth, Georgia              Howell Station Apartments (formerly Tempo
                             Station): a 228-unit apartment complex located on approximately 28.6 acres.

DeKalb County, Georgia     * North Hill Apartments: a 420-unit apartment
                             complex located on approximately 30 acres.

* This property is owned by Registrant through a joint venture with an affiliated partnership. See Note 7 of Notes to Financial Statements for additional information.

Each of these properties is held subject to various forms of financing.

The average occupancy rates and the effective average rent per unit for each of the last five years for the two properties owned by the Registrant at December 31, 1996 are described below:

                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Howell Station
  Occupancy rate        94%         95%         99%         98%         98%
  Effective rent       $700        $700        $680        $621        $588

North Hill
  Occupancy rate        92%         97%         96%         97%         96%
  Effective rent       $767        $755        $707        $676        $652

Apartment units in these properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for these properties totaled $469,866.

The Federal tax basis of the Registrant's properties totaled $31,469,425 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 19 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 4,665.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income      $14,299,834  $12,057,899$11,089,861 $11,502,928   $12,511,661
Income (loss)
  before
  extraordinary
  items            23,182,758     (17,476)  (471,133) (1,079,762)   (2,009,380)
Net income (loss)  22,556,310     (27,411)   (70,139)   2,213,346   (2,009,380)
Net income (loss)
  per Limited
  Partnership
  Interest             377.90        (.46)     (1.18)       37.08       (33.66)
Total assets       27,755,377   45,259,656 46,571,333  47,232,370    59,876,925
Mortgage notes
  payable          24,324,028   50,428,070 50,987,329  51,850,501    65,816,872
Distributions per
  Limited Part-
  nership Interest (A) 230.00         7.50       None        None          None

(A) These amounts include distributions of original capital of $200.00 per Limited Partnership Interest for 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") sold three properties. As a result of the gains on the sales of these properties, as well as the increase in participation income of joint venture with an affiliate resulting from the gain on the sale of the Lakeville Apartments, the Partnership generated net income during 1996 as compared to a net loss during 1995. During 1995 the Partnership experienced improved operations as a result of increased rental income at all of the Partnership's properties. In addition, the Partnership recognized gains on forgiveness of debt in 1995 and 1994. As a result, the Partnership recognized a decrease in net loss during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes in June, August, and September 1996, respectively, which resulted in a decrease of approximately $2,841,000 in rental and service income during 1996 as compared to 1995. This decrease was partially offset by increases of approximately $128,000 in rental and service income at the Partnership's two remaining properties.

Due to higher average cash balances as a result of the investment of proceeds from the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes prior to distribution to the Limited Partners, interest income on short-term investments increased during 1996 as compared to 1995.

The Partnership owned a minority joint venture interest in the Lakeville Resort Apartments. The Partnership recognized income from participation in joint venture with an affiliate during 1996 as compared to a loss in 1995 primarily due to the recognition of the Partnership's share of the gain on the 1996 sale of the property. As a result of the June 1995 loan refinancing on the property, the Partnership recognized extraordinary debt extinguishment expense of $58,521 in 1995.

As a result of the three sales in 1996 and the related pay-off of the underlying mortgages, interest expense on mortgage notes payable decreased during 1996 as compared to 1995.

Depreciation expense decreased during 1996 as compared to 1995 due to the 1996 property sales.

As a result of the 1996 property sales, property operating expense for 1996 decreased by approximately $880,000 when compared to 1995. Property operating expense also decreased by approximately $161,000 due to exterior painting expenditures during 1995 at North Hill Apartments. These decreases were partially offset by higher payroll and utilities expenses of approximately $89,000 at the Country Ridge, North Hill and Park Place - Phase II apartment complexes.

Real estate tax expense for 1996 decreased approximately $158,000 when compared to 1995 due to the 1996 property sales. This decrease was partially offset by an approximately $13,000 increase in real estate tax expense at the Howell Station apartments as a result of an increase in the assessed value of the property.

Property management fees decreased during 1996 compared to 1995 due to the three property sales during 1996.

The Partnership incurred higher legal, consulting, printing, and postage costs in connection with a response to a tender offer during the fourth quarter of 1995. As a result, administrative expense decreased during 1996 as compared to 1995. This decrease was partially offset by higher printing, postage and investor servicing costs of approximately $28,000 incurred in connection with the Partnership's response to a tender offer during 1996.

For financial statement purposes, the Partnership recognized gains of $19,528,414 during 1996 in connection with the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes.

The Shadowridge and North Hill apartment complexes are both owned by joint ventures consisting of the Partnership and an affiliate. As a result of the gain recognized in connection with the sale of Shadowridge Apartments in August 1996, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

In connection with the 1996 property sales, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $440,081, and recognized debt extinguishment expense, of which $7,165 represents the Shadowridge Apartments minority joint venture partner's share.

In connection with a settlement reached with the seller of the Shadowridge Apartments in 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $69,409, of which $20,823 represented the affiliate's share.

In connection with the sale of Lakeville Resort Apartments, the Partnership recognized its share of the write off of the remaining unamortized deferred expenses in the amount of $193,532. For financial statement purposes, this amount was recognized as participation in debt extinguishment expense of joint venture with an affiliate.

1995 Compared to 1994
---------------------

Rental and service income increased during 1995 as compared to 1994 as a result of higher average rental rates and stable occupancy at each of the Partnership's remaining properties.

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

Real estate tax expense decreased during 1995 as compared to 1994 by approximately $82,200 as a result of lower tax rates at the Country Ridge and Park Place - Phase II apartment complexes. An increase in the assessed value at the North Hill Apartments partially offset this decrease by approximately $26,500.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with a tender offer during the fourth quarter of 1995. As a result, administrative expenses increased during 1995 as compared to 1994.

The Partnership held a minority interest in the Lakeville Resort Apartments. The loss from joint venture with an affiliate decreased during 1995 as compared to 1994 due to improved property operations of approximately $605,000, which was partially offset by higher interest expense of approximately $195,000. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized an extraordinary debt extinguishment expense of $58,521.

The Shadowridge and North Hill apartment complexes, are both owned by joint ventures consisting of the Partnership and an affiliate. As a result of increased exterior painting costs at both properties, affiliates' participation in loss from joint venture increased in 1995 as compared to 1994.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996, increased by approximately $3,577,000 when compared to December 31, 1995, primarily due to proceeds received from the sale of Lakeville Resort Apartments. Cash flow of approximately $1,626,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities consists primarily of proceeds of approximately $33,212,000 from the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes, as well as the Partnership's share of proceeds from the sale of Lakeville Resort apartments. Net cash used in financing activities consists primarily of activities resulting from the 1996 property sales, including distributions of $11,818,000 of sales proceeds to Limited Partners, repayment of mortgage loans payable totaling approximately $16,732,000 on the Country Ridge and Shadowridge apartment complexes, and the release of capital improvement escrow funds totaling $468,000 upon the sale of the Park Place - Phase II apartments. In addition, the Partnership made a special distribution to the Limited Partners in January 1997 from proceeds received in connection with the sale of the Lakeville Resort Apartments and the release of Country Ridge and Park Place - Phase II apartment complexes holdbacks.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, the Partnership's two remaining properties generated positive cash flow. Shadowridge Apartments generated positive cash flow prior to its sale in August 1996, and a marginal cash flow deficit during 1995. The Country Ridge and Park Place - Phase II apartment complexes generated positive cash flow in 1995 and prior to their sales in 1996. In addition, Lakeville Resort Apartments, in which the Partnership held a minority joint venture interest, generated positive cash flow in 1996 prior to its sale and in 1995. As of December 31, 1996, the occupancy rates of Howell Station and North Hill apartment complexes were 94% and 92%, respectively.

North Hill is located in an area of Atlanta, Georgia, known as Chamblee. This area has a diverse apartment market that caters to a wide range of apartment dwellers. North Hill competes with the higher-end product in this sub-market. Average occupancy in 1996 was 96% for similar properties in the area. Approximately 25,000 new multi-family units were added to Atlanta's apartment inventory during 1995 and 1996. While this heavy supply of new product is being absorbed by apartment dwellers due to Atlanta's continued rapid growth in population and employment, growth in rental rates has slowed significantly.

Howell Station is located in Duluth, Georgia, a northeast suburb of Atlanta (Gwinnett County). Duluth caters to the higher priced apartment dweller as it offers mostly upper-end product. Howell Station's pricing falls within the mid-range of this sub-market. Average occupancy in 1996 was 95% for similar properties in the area. Approximately 25,000 new multi-family units were added to Atlanta's apartment inventory during 1995 and 1996. While this heavy supply of new product is being absorbed by apartment dwellers due to Atlanta's continued rapid growth in population and employment, growth in rental rates has slowed significantly.

As described below, the Partnership sold the Country Ridge and Park Place - Phase II apartment complexes in June and September 1996, respectively. Additionally, the Partnership and its joint venture affiliates sold the Shadowridge and Lakeville Resort apartment complexes in August and October 1996, respectively. The North Hill and Howell Station apartment complexes are currently under contract for sales prices of $22,750,000 and $10,000,000, respectively, both of which are expected to close in April 1997.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In June 1996, the Partnership sold Country Ridge Apartments in an all cash sale for $15,950,000. From the proceeds of the sale, the Partnership paid $8,770,310 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $134,625 in selling costs. Pursuant to the terms of the sale, the Partnership was required to withhold distribution of $500,000 of the proceeds to Partners until October 1996. The remainder of the proceeds were distributed to the Limited Partners in July 1996. The full amount of the holdback was released in October 1996. See Note 11 of Notes to Financial Statements for additional information.

The Shadowridge Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,600,000. From the proceeds of the sale, the joint venture paid $7,961,627 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $384,545 in selling costs. The net proceeds of the sale were $4,253,828 of which $2,977,680 was the Partnership's share. The proceeds were distributed to the Limited Partners in October 1996. See Note 11 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Park Place Apartments - Phase II in an all cash sale for $12,125,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $8,996,012. From the proceeds of the sale, the Partnership paid $181,719 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the Partnership until December 1996. The remainder of the proceeds were distributed to the Limited Partners in October 1996. The full amount of the holdback was released in December 1996. See Note 11 of Notes to Financial Statements for additional information.

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000. The purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The net proceeds of the sale were approximately $6,049,000, of which approximately $2,435,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds were retained by the joint venture until February 1997. The full amount of the holdback was released in February 1997. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 8 of Notes to Financial Statements for additional information.

The Partnership's remaining two properties are owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership does not own any properties with third-party financing which matures prior to 2001.

In January 1997, the Partnership made a distribution of $4,402,354 ($74.50 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1996. The regular quarterly Net Cash Receipts distribution of $443,190 ($7.50 per Interest) remained unchanged from the amount distributed since commencement of distributions in the fourth quarter of 1995. In addition, Net Cash Proceeds of $3,959,164 ($67.00 per Interest) were distributed to the Limited Partners from proceeds received in connection with the sale of the Lakeville Resort Apartments and the release of Country Ridge and Park Place - Phase II apartment complexes holdbacks. Including the January 1997 distribution, Limited Partners have received cumulative distributions of Net

Cash Receipts of $45.00 per $1,000 Interest, and Net Cash Proceeds of $267.00 per $1,000 Interest totaling $312.00 per $1,000 Interest. Future distributions will be made from available cash flow as well as proceeds from the sale of the remaining properties, as to which there can be no assurances. In light of results to date, investors will not recover all of their original investment.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets        $27,755,377   $24,816,587  $45,259,656   $33,253,424
Partners' Capital
  (deficit)
  accounts:
    General Partner    (348,962)     (469,072)    (574,525)     (846,053)
    Limited Partners  3,995,822     3,744,858   (4,743,765)  (15,632,680)
Net income (loss):
    General Partner     225,563       376,981         (274)       (7,861)
    Limited Partners 22,330,747    32,968,698      (27,137)     (778,016)
    Per Limited Part-
      nership Interest   377.90        557.92         (.46)       (13.17)

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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,595 in 1996 with respect to one of the executive officers and directors of Balcor Partners - XVIII, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partners. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
---------------     -----------       ------------    ------------

Limited             WIG 85-III          3,456.50       5.79%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        2,567.00       4.30%
Partnership         Acquisition VII,    Limited
Interests           L.L.C. Greenville,  Partnership
                    South Carolina      Interests

While Metropolitan Acquisition VII, L.L.C. individually owns less than 5% of the Interests, for purposes of this Item 12, Metropolitan Acquisition VII, L.L.C. is an affiliate of WIG 85-III Partners and, collectively, they own 10.09% of the Interests.

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated August 2, 1985 (Registration No. 2-97249), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

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

(b)(iv) Letter Agreement dated September 19, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(iv) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(b)(v) Letter Agreement dated September 30, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(v) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

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

(c)(iii) First Amendment to Agreement of Sale relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(d)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments previously filed as Exhibit (99) to the Registrant's Report on Form 10-Q dated June 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale relating to the sale of North Hill Apartments previously filed as Exhibit (2)(a)(i) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(e)(ii) Due Diligence Termination Notice relating to the sale of North Hill Apartments previously filed as Exhibit (2)(a)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(e)(iii) Reinstatement of, and First Amendment to, the Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments previously filed as Exhibit (2)(a)(iii) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(e)(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments is attached hereto.

(f)(i) Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(i) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(f)(ii) Amendment No. 1 relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(f)(iii) Agreement relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(iii) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(f)(iv) Amendment No. 2 to Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(iv) to the Registrant's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(f)(v) Amendment No. 3 to Agreement of Sale relating to the sale of Howell Station Apartments is attached hereto.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1996.

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

                         BALCOR REALTY INVESTORS 85-SERIES III
                           A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             ---------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XVIII, the
                             General Partner

Date: March 27, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                       Date
----------------------  -------------------------------     --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVIII,
/s/Thomas E. Meador      the General Partner                March 27, 1997
---------------------                                       --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XVIII,
 /s/Jayne A. Kosik       the General Partner                March 27, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited Financial Statements for significant subsidiary investment in joint venture are omitted since the property was sold and the Partnership is in its liquidation phase.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 85-Series III

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series III at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 26, 1997

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996           1995
                                             -------------  --------------
Cash and cash equivalents                    $   5,888,040  $    2,310,596
Escrow deposits                                    696,354       1,400,287
Accounts and accrued interest receivable            93,191          89,717
Prepaid expenses                                    59,888         361,640
Deferred expenses, net of accumulated
  amortization of $250,656 in 1996 and
  $362,375 in 1995                                 781,323       1,227,709
Investment in joint venture with an affiliate    1,046,660      (1,139,760)
                                             -------------  --------------
                                                 8,565,456       4,250,189
                                             -------------  --------------
Investment in real estate:
  Land                                           3,161,992       6,536,422
  Buildings and improvements                    27,767,583      56,884,371
                                             -------------  --------------
                                                30,929,575      63,420,793
  Less accumulated depreciation                 11,739,654      22,411,326
                                             -------------  --------------
Investment in real estate, net of
  accumulated depreciation                      19,189,921      41,009,467
                                             -------------  --------------
                                             $  27,755,377   $  45,259,656
                                             =============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $      39,006   $      96,080
Due to affiliates                                   85,504          19,310
Security deposits                                  159,650         334,467
Mortgage notes payable                          24,324,028      50,428,070
                                             -------------  --------------
    Total liabilities                           24,608,188      50,877,927

Affiliates' participation in joint ventures       (499,671)       (299,981)
                                             -------------  --------------
                                                24,108,517      50,577,946
Commitments and contingencies
Limited Partners' capital (deficit) (59,092
  Limited Partnership Interests issued
  and outstanding)                               3,995,822      (4,743,765)
General Partner's deficit                         (348,962)       (574,525)
                                             -------------  --------------
    Total partners' capital (deficit)            3,646,860      (5,318,290)
                                             -------------  --------------
                                             $  27,755,377   $  45,259,656
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995 and 1994





                                     Partners' Capital (Deficit) Accounts
                                  --------------------------------------------
                                                     General        Limited
                                       Total         Partner        Partners
                                  -------------- -------------- --------------

Balance at December 31, 1993      $  (4,777,550) $    (573,550) $  (4,204,000)

Net loss for the year
  ended December 31, 1994               (70,139)          (701)       (69,438)
                                  -------------- -------------- --------------
Balance at December 31, 1994         (4,847,689)      (574,251)    (4,273,438)

Cash distributions to Limited
  Partners (A)                         (443,190)                     (443,190)
Net loss for the year
  ended December 31, 1995               (27,411)          (274)       (27,137)
                                  -------------- -------------- --------------
Balance at December 31, 1995         (5,318,290)      (574,525)    (4,743,765)

Cash distributions to Limited
  Partners  (A)                     (13,591,160)                  (13,591,160)
Net income for the year
  ended December 31, 1996            22,556,310        225,563     22,330,747
                                  -------------- -------------- --------------
Balance at December 31, 1996      $   3,646,860  $    (348,962) $   3,995,822
                                  ============== ============== ==============



(A) Summary of cash distributions paid per Limited Partnership Interest:

                                        1996           1995

          First Quarter                $7.50           None

          Second Quarter                7.50           None

          Third Quarter               122.50           None

          Fourth Quarter               92.50          $7.50


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                       1996           1995           1994
                                  -------------- -------------- --------------
Income:
  Rental and service              $   9,176,157  $  11,889,557  $  11,036,707
  Interest on short-term
    investments                         248,586        170,938        157,773
  Participation in income (loss)
    of joint venture with an
    affiliate                         4,875,091         (2,596)      (104,619)
                                  -------------- -------------- --------------
    Total income                     14,299,834     12,057,899     11,089,861
                                  -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                     3,306,963      4,259,221      4,099,437
  Depreciation                        1,373,849      1,747,385      1,747,384
  Amortization of deferred
    expenses                            131,305        141,321        210,353
  Property operating                  2,946,970      3,859,285      3,421,828
  Real estate taxes                     884,257      1,028,753      1,136,617
  Property management fees              466,268        593,254        550,710
  Administrative                        391,560        515,975        410,825
                                  -------------- -------------- --------------
    Total expenses                    9,501,172     12,145,194     11,577,154
                                  -------------- -------------- --------------
Income (loss) before gain on
  sales, affiliates'
  participation in joint
  ventures and extraordinary
  items                               4,798,662        (87,295)      (487,293)
Gain on sales of properties          19,528,414
Affiliates' participation in
  (income) loss from joint ventures
  before extraordinary items         (1,144,318)        69,819         16,160
                                  -------------- -------------- --------------
Income (loss) before extraordinary
  items                              23,182,758        (17,476)      (471,133)
                                  -------------- -------------- --------------
Extraordinary items:
  Debt extinguishment expense          (440,081)
  Affiliate's participation in
    debt extinguishment expense           7,165
  Gain on forgiveness of debt                           69,409        534,659
  Affiliate's participation in
    gain on forgiveness of debt                        (20,823)      (133,665)
  Participation in debt
    extinguishment expense of
    joint venture with an
    affiliate                          (193,532)       (58,521)
                                  -------------- -------------- --------------
Total extraordinary items              (626,448)        (9,935)       400,994
                                  -------------- -------------- --------------
Net income (loss)                 $  22,556,310  $     (27,411) $     (70,139)
                                  ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


                                       1996           1995           1994
                                  -------------- -------------- --------------
Income (loss) before
  extraordinary items allocated
  to General Partner              $     231,827  $        (175) $      (4,711)
                                  ============== ============== ==============
Income (loss) before
  extraordinary items allocated
  to Limited Partners             $  22,950,931  $     (17,301) $    (466,422)
                                  ============== ============== ==============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (59,092 issued and outstanding) $      388.39  $       (0.29) $       (7.90)
                                  ============== ============== ==============
Extraordinary items allocated
  to General Partner              $      (6,264) $         (99) $       4,010
                                  ============== ============== ==============
Extraordinary items allocated
  to Limited Partners             $    (620,184) $      (9,836) $     396,984
                                  ============== ============== ==============
Extraordinary items per Limited
  Partnership Interest (59,092
  issued and outstanding)         $      (10.50) $       (0.17) $        6.72
                                  ============== ============== ==============
Net income (loss) allocated to
  General Partner                 $     225,563  $        (274) $        (701)
                                  ============== ============== ==============
Net income (loss) allocated to
  Limited Partners                $  22,330,747  $     (27,137) $     (69,438)
                                  ============== ============== ==============
Net income (loss) per Limited
  Partnership Interest (59,092
  issued and outstanding)         $      377.90  $       (0.46) $       (1.18)
                                  ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                       1996           1995           1994
                                  -------------- -------------- --------------
Operating activities:
  Net income (loss)               $  22,556,310  $     (27,411) $     (70,139)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gain on sales of properties   (19,528,414)
      Debt extinguishment expense       440,081
      Gain on forgiveness of
        debt                                           (69,409)      (534,659)
      Release of escrow deposits                                      534,659
      Affiliate's participation
        in debt extinguishment
        expense                          (7,165)
      Affiliate's participation
        in gain on forgiveness
        of debt                                         20,823        133,665
      Participation in debt
        extinguishment expense          193,532         58,521
      Affiliates' participation
        in income (loss) from
        joint ventures                1,144,318        (69,819)       (16,160)
      Participation in (income)
        loss of joint
        venture with an
        affiliate                    (4,875,091)         2,596        104,619
      Depreciation of properties      1,373,849      1,747,385      1,747,384
      Amortization of deferred
        expenses                        131,305        141,321        210,353
      Net change in:
        Escrow deposits                  64,933        (29,146)      (266,569)
        Accounts and accrued
          interest receivable            (3,474)       (84,005)
        Prepaid expenses                301,752       (133,857)      (118,266)
        Accounts payable                (57,074)       (33,866)        74,025
        Due to affiliates                66,194        (44,815)         6,148
        Accrued liabilities                                           (11,687)
        Security deposits              (174,817)        38,519         (2,477)
                                  -------------- -------------- --------------
  Net cash provided by
    operating activities              1,626,239      1,516,837      1,790,896
                                  -------------- -------------- --------------
Investing activities:
  Proceeds from sales of
    properties                       31,678,988
  Payment of selling costs             (700,889)
  Contributions to joint venture
    with an affiliate                                 (374,657)       (47,041)
  Distributions from joint
    ventures with affiliates          2,495,139        328,378        131,556
                                  -------------- -------------- --------------
  Net cash provided by or (used
    in) investing activities         33,473,238        (46,279)        84,515
                                  -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                       1996           1995           1994
                                  -------------- -------------- --------------
Financing activities:

  Distributions to Limited
    Partners                      $ (13,591,160) $    (443,190)
  Distributions to joint venture
    partners - affiliates            (1,399,775)      (192,659) $    (163,551)
  Contributions from joint
    venture partners - affiliates        62,932                       252,311
  Repayment of mortgage notes
    payable                         (16,731,937)                  (18,700,000)
  Proceeds from issuance of
    mortgage notes payable                                         16,795,600
  Proceeds from issuance of
    note payable                                                    1,350,000
  Release of capital improvement
    escrows                             639,000
  Funding of capital improvement
    escrows                                                          (209,445)
  Payment of deferred expenses         (125,000)                     (842,617)
  Principal payments on mortgage
    notes payable                      (376,093)      (489,850)      (308,772)
                                  -------------- -------------- --------------
  Net cash used in financing
    activities                      (31,522,033)    (1,125,699)    (1,826,474)
                                  -------------- -------------- --------------
Net change in cash and cash
  equivalents                         3,577,444        344,859         48,937
Cash and cash equivalents at
  beginning of year                   2,310,596      1,965,737      1,916,800
                                  -------------- -------------- --------------
Cash and cash equivalents at
  end of year                     $   5,888,040  $   2,310,596  $   1,965,737
                                  ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership is engaged principally in the operation of residential real estate located in Duluth, Georgia and DeKalb County, Georgia.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Country Ridge, Park Place - Phase II and Shadowridge apartment complexes. The Lakeville Resort Apartments, in which the Partnership owned a minority joint venture interest, was also sold during 1996. In addition, the Partnership has entered into contracts to sell its remaining two properties, North Hill Apartments and Howell Station Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan financing and modification fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(g) Investment in joint venture with an affiliate represents the Partnership's 40.25% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made to the previously reported 1995 and 1994 statements to conform with the classifications used in 1996. These reclassifications have not changed the 1995 and 1994 results.

4. Partnership Agreement:

The Partnership was organized on October 25, 1984. The Partnership Agreement provides for Balcor Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 70,000 Limited Partnership Interests at $1,000 per Interest, 59,092 of which were sold on or prior to December 31, 1985, the termination date of the offering.

Pursuant to the Partnership Agreement, Partnership losses will be allocated 99% to the Limited Partners and 1% to the General Partner. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there shall be accrued for the General Partner as its distributive share from operations an amount equal to approximately 1% of the total Net Cash Receipts being distributed which will be paid only out of distributed Net Cash Proceeds. The accrued amount will be paid as a part of the General Partner's share of distributed Net Cash Proceeds and will be paid only out of distributed Net Cash Proceeds in excess of total Original Capital plus a 6% Cumulative Distribution. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of Net Cash Proceeds and is subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests. The General Partner has received no distributions pursuant to these provisions.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                     Carrying    Carrying Current  Final
Property            Amount of   Amount of  Inter-  Matur- Current   Estimated
Pledged as           Notes at    Notes at   est     ity   Monthly    Balloon
Collateral           12/31/96    12/31/95   Rate    Date  Payment    Payment
--------------     ----------   ---------- ------  ------ -------   ---------
Apartment Complexes:

Country Ridge            (A)  $8,798,060       (A)   (A)       (A)         (A)

Howell Station   $ 6,467,081   6,532,938    7.940%  2001  $ 48,517 $ 6,153,000


North Hill (B)    16,506,947  16,657,089    8.090%  2024   124,920  14,859,981
                   1,350,000   1,350,000       (B)   (B)        (B)       (B)
Park Place -
  Phase II               (C)   9,030,058       (C)   (C)        (C)       (C)

Shadowridge              (D)   8,059,925       (D)   (D)        (D)       (D)
                 ----------- -----------

    Total        $24,324,028 $50,428,070
                 =========== ===========

(A) In June 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(B) North Hill Apartments is owned by a joint venture ("Joint Venture") consisting of the Partnership and an affiliate. In December 1994, the bonds which funded the previous North Hill Apartments mortgage loan were repaid. The Joint Venture repaid the existing mortgage loan of $18,700,000 with proceeds from the new mortgage loan of $16,795,600, which was net of a discount of $84,400, proceeds from a $1,350,000 note from an unaffiliated party, and Joint Venture cash reserves. See Note 12 of Notes to Financial Statements for additional information.

The $1,350,000 note to an unaffiliated party is non-interest bearing and is not collateralized by the North Hill Apartments. It will be repaid only to the extent North Hill Apartments' net sales proceeds exceed a certain predetermined level. This property is currently under contract for sale. Based on the projected sales price of the property, this note will not be repaid by the Partnership. The note is included with Mortgage Notes Payable due to its relationship to the North Hill Apartments.

(C) In September 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(D) In August 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

The Partnership's loans described above require current monthly payments of principal and interest.

Real estate with an aggregate carrying value of $19,189,921 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                     1997             $234,000
                     1998              254,000
                     1999              275,000
                     2000              298,000
                     2001              322,000

During 1996, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $3,306,963, $4,259,221 and $3,564,778 and paid interest expense of $3,306,963, $4,259,221 and $3,576,465, respectively.

6. Management Agreements:

As of December 31, 1996, the remaining properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

7. Affiliates' Participation in Joint Ventures:

The North Hill Apartments is owned and Shadowridge Apartments was owned by the Partnership and an affiliated partnership. The Shadowridge Apartments was sold in August 1996. Profits and losses are allocated 75% to the Partnership and 25% to the affiliate for North Hill Apartments, and 70% to the Partnership and 30% to the affiliate for Shadowridge Apartments. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation. Net distributions of $1,336,843 and $192,659 were made to joint venture partners during 1996 and 1995, respectively. A net contribution of $88,760 was received in 1994. See Notes 11 and 12 for additional information.

8. Investment in Joint Venture with an Affiliate:

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 40.25% and 59.75%, respectively. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000, and the purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The joint venture recognized a gain of $11,761,791 from the sale of this property, of which $4,734,121 is the Partnership's share. For financial statement purposes, the Partnership's share of the gain is included in participation in income of joint venture with affiliate in 1996.

The Partnership received distributions from property operations of $261,615, and a distribution of $2,233,524 representing the Partnership's share of net proceeds from the sale of the property available for distribution. In accordance with the sale agreement, the joint venture was required to withhold $500,000 of the sale proceeds until February 1997, of which $201,250 is the Partnership's share. The full amount of the holdback was released in February 1997.

The following information has been summarized from the December 31, 1996 financial statements of the above joint venture:

         Total liabilities                $   201,250
         Total income                       3,487,495
         Net loss before gain on sale
           and extraordinary item          (4,688,425)
         Gain on sale                      11,761,791
         Extraordinary item:
           Debt extinguishment expense        480,825
         Net income                         6,592,542

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $10,789,369 less than the tax income of the Partnership for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None None None $500,733 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $14,290 $14,417  $40,855  $2,792   64,274 $23,131
    Data processing         5,166   2,397   26,055   2,074   36,034   9,534
    Investor communica-
      tions                                  4,926    None   12,306   4,134
    Legal                  11,001  11,098   19,064   2,828    8,561   3,118
    Portfolio management   38,243  38,580   81,974  11,039   45,636  20,651
    Property sales
      administration       18,846  19,012    3,006     577     None    None
    Other                    None    None    5,665    None   13,887   3,557

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $16,999, $82,931 and $104,139 for 1996, 1995 and 1994, respectively.

11. Property Sales:

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

(c) In September 1996, the Partnership sold the Park Place Apartments - Phase II in an all cash sale for $12,125,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $8,996,012. From the proceeds of the sale, the Partnership paid $181,719 in selling costs. The basis of the property was $5,552,752, which is net of accumulated depreciation of $3,932,895. For financial statement purposes, the Partnership recognized a gain of $6,390,529 from the sale of this property.

12. Extraordinary Items:

(a) In connection with the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $440,081. This amount was recognized as an extraordinary item and classified as debt extinguishment expense, of which $7,165 represents the Shadowridge Apartments minority joint venture partner's share.

(b) The Partnership owned a minority joint venture interest in Lakeville Resort Apartments. In connection with the sale during October 1996, the joint venture wrote off the remaining unamortized deferred expenses. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense. The Partnership's share of the extraordinary item was $193,532.

(c) Shadowridge Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During 1995, the joint venture recognized an extraordinary gain on forgiveness of debt of $69,409 in connection with a settlement reached with the seller, of which $20,823 represents the affiliate's share.

(d) The Partnership owned a minority joint venture interest in Lakeville Resort Apartments. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized extraordinary debt extinguishment expense of $58,521.

(e) North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In connection with the December 1994 mortgage loan refinancing, the joint venture received a refund of the escrow account held by the trustee representing the amount which would have been paid to Mutual Benefit Life Insurance Company as its 1% guaranty fee on the original North Hill Apartments' mortgage loan. As a result, the Partnership recognized a $534,659 extraordinary gain on forgiveness of debt in 1994, of which $133,665 represents the affiliate's share.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

14. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

15. Subsequent Event:

In January 1997, the Partnership made a distribution of $4,402,354 ($74.50 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution of available Net Cash Receipts of $7.50 per Interest and a special distribution of Net Cash Proceeds of $67.00 per Interest from proceeds received in connection with the sale of Lakeville Resort Apartments and the release of the Country Ridge and Park Place - Phase II apartment complexes holdbacks.

                                 BALCOR REALTY INVESTORS 85-SERIES III
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-                 Costs       of Basis
     Description              brances     Land    provements                (a)           (f)
---------------------         -------   -------- ------------            ---------     ---------
Howell Station Apts.,
  a 228 unit complex in
  Duluth, GA                    (d)      765,000    7,314,000                93,803   $ (82,212)
North Hill Apts.,
  a 420 unit complex in
  DeKalb County, GA             (d)    2,460,000   20,903,000                20,235    (544,251)
                                     -----------  -----------            ----------   ---------
    Total                            $ 3,225,000  $28,217,000              $114,038   $(626,463)
                                     ===========  ===========            ==========   =========

                                 BALCOR REALTY INVESTORS 85-SERIES III
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          -------------------------------                                   ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction uired    is Computed
-------------------       --------  ----------   ----------   ---------  --------- -----  --------------
Howell Station Apts.,
  a 228 unit complex in
  Duluth, GA               757,168   7,333,423    8,090,591   3,129,909     1985    8/85        (e)
North Hill Apts.,
  a 420 unit complex in
  DeKalb County, GA      2,404,824  20,434,160   22,838,984   8,609,745     1985    7/85        (e)
                       ----------- -----------  ----------- -----------
    Total              $ 3,161,992 $27,767,583  $30,929,575 $11,739,654
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

(b) The aggregate cost of land for Federal income tax purposes is $3,227,812 and the aggregate cost of buildings and improvements for Federal income tax purposes is $28,241,613. The total of these is $31,469,425.

(c)                        Reconciliation of Real Estate
                           -----------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year   $63,420,793  $63,420,793  $63,420,793

    Reductions during year:
      Sales of properties          (32,491,218)
                                   -----------  -----------  -----------

    Balance at close of year        30,929,575  $63,420,793  $63,420,793
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year   $22,411,326  $20,663,941  $18,916,557

    Depreciation expense for
      the year                       1,373,849    1,747,385    1,747,384

    Accumulated depreciation of
      properties sold              (12,045,521)
                                   -----------  -----------  -----------

    Balance at close of year        11,739,654  $22,411,326  $20,663,941
                                   ===========  ===========  ===========

(d) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

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