Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1997-05-15
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   2,683,426  $   5,888,040
Escrow deposits                                    661,220        696,354
Accounts and accrued interest receivable           284,758         93,191
Prepaid expenses                                    14,972         59,888
Deferred expenses, net of accumulated
  amortization of $278,566 in 1997 and
  $250,656 in 1996                                 753,413        781,323
Investment in joint venture with an affiliate                   1,046,660
                                             -------------- --------------
                                                 4,397,789      8,565,456
                                             -------------- --------------
Investment in real estate:
  Land                                           3,161,992      3,161,992
  Buildings and improvements                    27,767,583     27,767,583
                                             -------------- --------------
                                                30,929,575     30,929,575
  Less accumulated depreciation                 11,955,657     11,739,654
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      18,973,918     19,189,921
                                             -------------- --------------
                                             $  23,371,707  $  27,755,377
                                             ============== ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                             $      22,024  $      39,006
Due to affiliates                                   82,997         85,504
Accrued real estate taxes                          116,335
Security deposits                                  165,488        159,650
Mortgage notes payable                          24,267,002     24,324,028
                                             -------------- --------------
    Total liabilities                           24,653,846     24,608,188

Affiliates' participation in joint ventures       (531,283)      (499,671)
                                             -------------- --------------
                                                24,122,563     24,108,517

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)


                                                   1997           1996
                                               -------------- --------------
Commitments and contingencies

Limited Partners' (deficit) capital (59,092
  Limited Partnership Interests issued
  and outstanding)                                (401,940)     3,995,822
General Partner's deficit                         (348,916)      (348,962)
                                             -------------- --------------
    Total partners' (deficit) capital             (750,856)     3,646,860
                                             -------------- --------------
                                             $  23,371,707  $  27,755,377
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                    1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $   1,324,285  $   3,000,574
  Interest on short-term investments                36,698         33,251
  Participation in income of joint
    venture with an affiliate                                       3,741
                                             -------------- --------------
    Total income                                 1,360,983      3,037,566
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               463,287      1,059,188
  Depreciation                                     216,003        436,847
  Amortization of deferred expenses                 27,910         35,331
  Property operating                               382,813        950,265
  Real estate taxes                                116,335        268,150
  Property management fees                          64,486        148,247
  Administrative                                    86,038         94,962
                                             -------------- --------------
    Total expenses                               1,356,872      2,992,990
                                             -------------- --------------
Income before affilates' participation
  in joint ventures                                  4,111         44,576
Affiliates' participation in losses from
  joint ventures                                       527          8,183
                                             -------------- --------------
Net income                                   $       4,638  $      52,759
                                             ============== ==============
Net income allocated to General Partner      $          46  $         528
                                             ============== ==============
Net income allocated to Limited Partners     $       4,592  $      52,231
                                             ============== ==============
Net income per Limited Partnership Interest
  (59,092 issued and outstanding)            $        0.08  $        0.88
                                             ============== ==============
Distribution to Limited Partners             $   4,402,354  $     443,190
                                             ============== ==============
Distribution per Limited Partnership
  Interest 59,092 issued and outstanding     $       74.50  $        7.50
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $       4,638  $      52,759
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in losses
        from joint ventures                           (527)        (8,183)
      Participation in income of joint
        venture with an affiliate                                  (3,741)
      Depreciation of properties                   216,003        436,847
      Amortization of deferred expenses             27,910         35,331
      Net change in:
        Escrow deposits                             35,134       (277,501)
        Accounts and accrued interest
          receivable                              (191,567)         5,582
        Prepaid expenses                            44,916         44,138
        Accounts payable                           (16,982)       (18,603)
        Due to affiliates                           (2,507)        15,466
        Accrued real estate taxes                  116,335        181,773
        Security deposits                            5,838         (2,129)
                                             -------------- --------------
  Net cash provided by operating activities        239,191        461,739
                                             -------------- --------------
Investing activity:
  Distribution from joint venture with
    an affiliate                                 1,046,660        105,679
                                             -------------- --------------
  Net cash provided by investing
    activity                                     1,046,660        105,679
                                             -------------- --------------

Financing activities:
  Distribution to Limited Partners              (4,402,354)      (443,190)
  Principal payments on mortgage notes
    payable                                        (57,026)      (124,865)
  Distribution to joint venture partner
    - affiliate                                    (31,085)
  Contributions from joint venture partners
    - affiliates                                                   54,711
                                             -------------- --------------
  Net cash used in financing activities         (4,490,465)      (513,344)
                                             -------------- --------------

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                   1997           1996
                                             -------------- --------------
Net change in cash and cash equivalents         (3,204,614)        54,074
Cash and cash equivalents at beginning
  of period                                      5,888,040      2,310,596
                                             -------------- --------------
Cash and cash equivalents at end of period   $   2,683,426  $   2,364,670
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Country Ridge, Park Place - Phase II and Shadowridge apartment complexes. The Lakeville Resort Apartments, in which the Partnership owned a minority joint venture interest, was also sold during 1996. In addition, the Partnership sold the Howell Station Apartments in May 1997, and is actively marketing the North Hill Apartments for sale. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $463,287 and $1,059,188, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $19,733      $82,997

5. Contingencies:

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

6. Subsequent Events:

a) In April 1997, the Partnership made a distribution of $681,028 ($11.52 per Interest) to the holders of Limited Partnership Interests. This amount includes a regular quarterly distribution of available Net Cash Receipts of $7.50 per Interest and a special distribution of Net Cash Proceeds of $4.02 per Interest, primarily from the remaining available proceeds related to the sale of the Lakeville Resort Apartments.

b) In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holder in full satisfaction of the first mortgage loan and approximately $272,000 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 relating to the gain on the sale of the property which will be recorded as a deemed distribution for financial statement purposes. The Partnership will recognize a gain of approximately $4,846,000 for financial statement purposes, during the second quarter of 1997.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. The Partnership has since disposed of seven of these properties, including the Howell Station Apartments which was sold in May 1997 and the property in which the Partnership held a minority joint venture interest. Currently, the Partnership continues to operate the North Hill Apartments.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Summary of Operations
---------------------

Net income decreased during the quarter ended March 31, 1997 as compared to the same period in 1996 primarily due to the sales of three of the Partnership's properties during 1996. Further discussion of the Partnership's operations are summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees decreased during 1997 as compared to 1996.

The Partnership owned a minority joint venture interest in the Lakeville Resort Apartments. As a result of the 1996 sale of the property, participation in income of joint venture with an affiliate ceased during 1996.

The North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. Roof repairs and carpet replacement expenditures incurred at the property in 1996 and lower payroll costs in 1997 resulted in a decrease in affiliates' participation in losses from joint venture during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $3,205,000 when compared to December 31, 1996, primarily due to the distribution during January 1997 to the Limited Partners from proceeds received from the 1996 property sales. Cash flow of approximately $239,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's remaining properties, which were partially offset by the payment of administrative expenses. Cash provided by the investing activity consisted of a distribution from joint venture with an affiliate of approximately $1,047,000. The Partnership used cash to fund its financing activities which consisted of a payment of a distribution totaling approximately $4,402,000 to the Limited Partners, principal payments on mortgage notes payable of approximately $57,000, and a distribution to the joint venture partner of approximately $31,000. In addition, the Partnership made a special distribution of $681,028 to the Limited Partners in April 1997.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, the Partnership's two remaining properties generated positive cash flow. The Country Ridge, Shadowridge and Park Place - Phase II apartment complexes generated positive cash flow prior to their sales in 1996. In addition, Lakeville Resort Apartments, in which the Partnership held a minority joint venture interest, generated positive cash flow in 1996 prior to its sale. As of March 31, 1997, the occupancy rates of Howell Station and North Hill apartment complexes were 91% and 92%, respectively.

North Hill Apartments is owned through the use of third party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loan. This loan matures in 2024.

During 1996, the Partnership sold three properties, and the property in which the Partnership held a minority joint venture interest. The Partnership sold the Howell Station Apartments during May 1997 and expects to sell its only remaining property, North Hill Apartments, during 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists or arises, reserves may be held by the Partnership for a longer period of time.

The Lakeville Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the Lakeville Resort Apartments, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until February 1997, at which time the funds were released in full to the joint venture. The Partnership's share of the funds was $201,250.

In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holders in full satisfaction of the first mortgage loan and approximately $272,000 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 relating to the gain on the sale of the property. Pursuant to the terms of the sale, the Partnership will retain $100,000 of the proceeds until August 1997. The remainder of the available proceeds are expected to be distributed to Limited Partners in July 1997.

In April 1997, the Partnership made a distribution of $681,028 ($11.52 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1997. The regular quarterly Net Cash Receipts distribution of $443,190 ($7.50 per Interest) remained unchanged from the amount distributed since commencement of distributions in the fourth quarter of 1995. In addition, Net Cash Proceeds of $237,838 ($4.02 per Interest) were distributed to the Limited Partners from the remaining available proceeds related to the sale of the Lakeville Resort Apartments. Including the April 1997 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $52.50 per $1,000 Interest, and Net Cash Proceeds of $271.02 per $1,000 Interest totaling $323.52 per $1,000 Interest. Future distributions will be made from available proceeds from the sales of the Howell Station and North Hill Apartments, as to which there can be no assurances. In light of results to date, investors will not recover all of their original investment.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Howell Station Apartments
-------------------------

As previously reported, on February 26, 1997, the Partnership contracted to sell the Howell Station Apartments, Duluth, Georgia (the "Property") to an unaffiliated party, Group One Investments, Inc., an Illinois corporation, for a sale price of $9,000,000. In addition, the Partnership executed an agreement to sell to the purchaser the personal property located at the Property for a sale price of $1,000,000. The sale closed on May 9, 1997. Title to the improvements on the property was conveyed to Howell Investments, L.L.C. and WP Howell Station, L.L.C., both Georgia limited liability companies, and title to the land was conveyed to William Garmisa, all of which are affiliates of Group One Investments, Inc. From the proceeds of the sale, the Partnership repaid the outstanding principal balance of the first mortgage loan collateralized by the Property of $6,443,945 and paid $150,000 to an unaffiliated party as a brokerage commission, $100,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the Property and $22,478 in closing costs. In addition, the Partnership paid a Georgia state withholding tax of $214,203 relating to the gain on the sale of the property. The Partnership received approximately $3,069,000 of remaining sale proceeds. Of such proceeds, $100,000 is being retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after closing.

North Hill Apartments
---------------------

As previously reported, on February 21, 1997, a joint venture consisting of the Partnership and an affiliate (the "Joint Venture") contracted to sell the North Hill Apartments, DeKalb County, Georgia, to an unaffiliated party, EEA Development, Inc., a Delaware corporation, for a sale price of $22,750,000. On March 27, 1997, the purchaser exercised its option to terminate the agreement of sale. On April 1, 1997, the agreement was reinstated by the Joint Venture and the purchaser. On April 4, 1997, the purchaser again exercised its option to terminate the agreement and the agreement has not been reinstated. Pursuant to the agreement, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 dated August 2, 1985 (Registration No. 2-97249), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-14350) are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Country Ridge Apartments previously filed as Exhibit (2)(a) to the Partnership's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Country Ridge Apartments previously filed as Exhibit (99)(a) to the Partnership's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Country Ridge Apartments previously filed as Exhibit (99)(b) to the Partnership's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (99)(c) to the Partnership's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(iii) Letter Agreement dated August 20, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (99)(a) to the Partnership's Current Report on Form 8-K dated August 20, 1996 is incorporated herein by reference.

(iv) Letter Agreement dated September 19, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(iv) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(v) Letter Agreement dated September 30, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(v) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (2)(c) to the Partnership's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Letter Agreements dated May 22, 1996 and July 8, 1996 relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (99)(d) to the Partnership's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(iii) First Amendment to Agreement of Sale relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (10)(c)(iii) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Partnership's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments previously filed as Exhibit (99) to the Partnership's Form 10-Q dated June 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale relating to the sale of North Hill Apartments previously filed as Exhibit (2)(a)(i) to the Partnership's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(ii) Due Diligence Termination Notice dated February 27, 1997 relating to the sale of North Hill Apartments previously filed as Exhibit (2)(a)(ii) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(iii) Reinstatement and First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments previously filed as Exhibit (2)(a)(iii) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(iv) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, previously filed as Exhibit (2)(e)(iv) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(v) Termination Notice dated March 27, 1997 relating to the sale of North Hill Apartments is attached hereto.

(vi) Reinstatement and Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments is attached hereto.

(vii) Termination Notice dated April 4, 1997 relating to the sale of North Hill Apartments is attached hereto.

(f)(i) Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(ii) Amendment No.1 relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(iii) Agreement relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(iii) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(iv) Amendment No. 2 to Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(iv) to the Partnership's Current Report on Form 8-K dated February 21, 1997 is incorporated herein by reference.

(v) Amendment No. 3 to Agreement of Sale relating to Howell Station Apartments, previously filed in Exhibit (10)(f)(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(vi) Amendment No. 4 to Agreement of Sale relating to Howell Station Apartments is attached hereto.

(vii) Amendment No. 5 to Agreement of Sale relating to Howell Station Apartments is attached hereto.

(27) Financial Data schedule of the Partnership for the three months ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES III
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Thomas E. Meador
                              ---------------------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Partners-XVIII, the General Partner

                         By:/s/Jayne A. Kosik
                              ---------------------------------
                              Jayne A. Kosik
                              Managing Director and Chief Financial Officer (Principal Accounting Officer) of Balcor Partners-XVIII, the General Partner


Date: May 15, 1997
      ------------