Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1997-08-14
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                    1997          1996
                                               ------------- -------------
Cash and cash equivalents                      $  5,188,986  $  5,888,040
Escrow deposits                                     564,857       696,354
Accounts and accrued interest receivable             35,319        93,191
Prepaid expenses                                                   59,888
Deferred expenses, net of accumulated
  amortization of $210,654 in 1997
  and $250,656 in 1996                              631,963       781,323
Investment in joint venture with an affiliate                   1,046,660
                                               ------------- -------------
                                                  6,421,125     8,565,456
                                               ------------- -------------
Investment in real estate:
  Land                                            2,404,824     3,161,992
  Buildings and improvements                     20,434,160    27,767,583
                                               ------------- -------------
                                                 22,838,984    30,929,575
  Less accumulated depreciation                   8,929,130    11,739,654
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       13,909,854    19,189,921
                                               ------------- -------------
                                               $ 20,330,979  $ 27,755,377
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    124,359  $     39,006
Due to affiliates                                    90,017        85,504
Accrued real estate taxes                           153,702
Security deposits                                   120,165       159,650
Mortgage notes payable                           17,776,676    24,324,028
                                               ------------- -------------
     Total liabilities                           18,264,919    24,608,188

Affiliates' participation in joint ventures        (542,548)     (499,671)
                                               ------------- -------------
                                                 17,722,371    24,108,517

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


Commitments and contingencies

Limited Partners' captial (59,092 Interests
  issued and outstanding)                         2,914,980     3,995,822
General Partner's deficit                          (306,372)     (348,962)
                                               ------------- -------------
    Total partners' capital                       2,608,608     3,646,860
                                               ------------- -------------
                                               $ 20,330,979  $ 27,755,377
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                     1997         1996
                                               ------------- -------------
Income:
  Rental and service                           $  2,359,598  $  5,827,968
  Interest on short-term investments                 95,349       102,060
  Participation in income of joint
    venture with an affiliate                                      25,267
                                               ------------- -------------
    Total income                                  2,454,947     5,955,295
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                884,242     2,046,311
  Depreciation                                      398,991       851,550
  Amortization of deferred expenses                  53,538        70,661
  Property operating                                793,312     1,834,696
  Real estate taxes                                 212,311       587,059
  Property management fees                          116,640       288,788
  Administrative                                    215,826       234,848
                                               ------------- -------------
    Total expenses                                2,674,860     5,913,913
                                               ------------- -------------
(Loss) income before gain on sales of properties,
  affiliates' participation in joint ventures
  and extraordinary item                           (219,913)       41,382

Gain on sales of properties                       4,846,446     9,073,561

Affiliates' participation in loss (income) from
  joint ventures before extraordinary item           11,792        (4,770)
                                               ------------- -------------
Income before extraordinary item                  4,638,325     9,110,173

Extraordinary item:
  Debt extinguishment expense                      (379,280)     (125,000)
                                               ------------- -------------
Net income                                     $  4,259,045  $  8,985,173
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                 $     46,383  $     91,102
                                               ============= =============
Income before extraordinary item
  allocated to Limited Partners                $  4,591,942  $  9,019,071
                                               ============= =============

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Income before extraordinary item per
  Limited Partnership Interest (59,092 issued
  and outstanding)                             $      77.71  $     152.63
                                               ============= =============
Extraordinary item allocated to
  General Partner                              $     (3,793) $     (1,250)
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                             $   (375,487) $   (123,750)
                                               ============= =============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding)     $      (6.36) $      (2.10)
                                               ============= =============
Net income allocated to General Partner        $     42,590  $     89,852
                                               ============= =============
Net income allocated to Limited Partners       $  4,216,455  $  8,895,321
                                               ============= =============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)     $      71.35  $     150.53
                                               ============= =============
Distributions to Limited Partners              $  5,083,094  $    886,380
                                               ============= =============
Distributions per Limited Partnership
  Interest (59,092 issued and outstanding)     $      86.02  $      15.00
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                               ------------- -------------
Income:
  Rental and service                           $  1,035,313  $  2,827,394
  Interest on short-term investments                 58,651        68,809
  Participation in income of joint
    venture with an affiliate                                      21,526
                                               ------------- -------------
    Total income                                  1,093,964     2,917,729
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                420,955       987,123
  Depreciation                                      182,988       414,703
  Amortization of deferred expenses                  25,628        35,330
  Property operating                                410,499       884,431
  Real estate taxes                                  95,976       318,909
  Property management fees                           52,154       140,541
  Administrative                                    129,788       139,886
                                               ------------- -------------
    Total expenses                                1,317,988     2,920,923
                                               ------------- -------------
(Loss) before gain on sales of properties,
  affiliates' participation in joint ventures
  and extraordinary item                           (224,024)       (3,194)

Gain on sales of properties                       4,846,446     9,073,561

Affiliates' participation in loss (income) from
  joint ventures before extraordinary item           11,265       (12,953)
                                               ------------- -------------
Income before extraordinary item                  4,633,687     9,057,414

Extraordinary item:
  Debt extinguishment expense                      (379,280)     (125,000)
                                               ------------- -------------
Net income                                     $  4,254,407  $  8,932,414
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                 $     46,337  $     90,574
                                               ============= =============
Income before extraordinary item
  allocated to Limited Partners                $  4,587,350  $  8,966,840
                                               ============= =============

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Income before extraordinary item per
  Limited Partnership Interest (59,092 issued
  and outstanding)                             $      77.63  $     151.75
                                               ============= =============
Extraordinary item allocated to
  General Partner                              $     (3,793) $     (1,250)
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                             $   (375,487) $   (123,750)
                                               ============= =============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding)     $      (6.36) $      (2.10)
                                               ============= =============
Net income allocated to General Partner        $     42,544  $     89,324
                                               ============= =============
Net income allocated to Limited Partners       $  4,211,863  $  8,843,090
                                               ============= =============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)     $      71.27  $     149.65
                                               ============= =============
Distribution to Limited Partners               $    680,740  $    443,190
                                               ============= =============
Distribution per Limited Partnership
  Interests (59,092 issued and outstanding)    $      11.52  $       7.50
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                               ------------- -------------
Operating activities:
  Net income                                   $  4,259,045  $  8,985,173
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sales of properties                (4,846,446)   (9,073,561)
      Debt extinguishment expense                    95,822
      Affiliates' participation in (loss)
        income from joint ventures                  (11,792)        4,770
      Participation in income of joint
        venture with an affiliate                                 (25,267)
      Depreciation of properties                    398,991       851,550
      Amortization of deferred expenses              53,538        70,661
      Net change in:
        Escrow deposits                             131,497      (161,970)
        Accounts and accrued interest receivable     57,872       (92,035)
        Prepaid expenses                             59,888           (64)
        Accounts payable                             85,353       (13,882)
        Due to affiliates                             4,513        18,092
        Accrued real estate taxes                   153,702       231,993
        Security deposits                           (39,485)      (16,582)
                                               ------------- -------------
    Net cash provided by operating activities       402,498       778,878
                                               ------------- -------------
Investing activities:
  Proceeds from sales of properties              10,000,000    15,950,000
  Payment of selling costs                         (272,478)     (134,625)
  Distributions from joint venture with
    an affiliate                                  1,046,660       151,982
                                               ------------- -------------
    Net cash provided by investing activities    10,774,182    15,967,357
                                               ------------- -------------
Financing activities:
  Distributions to Limited Partners              (5,083,094)     (886,380)
  Deemed distribution to Limited Partners          (214,203)
  Principal payments on mortgage
    notes payable                                  (103,407)     (247,146)
  Repayment of mortgage notes payable            (6,443,945)   (8,770,310)
  Distributions to joint venture
    partners - affiliates                           (31,085)      (31,443)
  Contributions from joint venture
    partners - affiliates                                          54,711
                                               ------------- -------------
    Net cash used in financing activities       (11,875,734)   (9,880,568)
                                               ------------- -------------

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Net change in cash and cash equivalents            (699,054)    6,865,667
Cash and cash equivalents at beginning
  of period                                       5,888,040     2,310,596
                                               ------------- -------------

Cash and cash equivalents at end of period     $  5,188,986  $  9,176,263
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Country Ridge, Park Place - Phase II and Shadowridge apartment complexes. The Lakeville Resort Apartments, in which the Partnership owned a minority joint venture interest, was also sold during 1996. In addition, the Partnership sold the Howell Station Apartments in May 1997. Currently, the joint venture, which consists of the Partnership and an affiliate, has entered into a contract to sell the North Hill Apartments, the Partnership's remaining property. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $884,242 and $2,046,311, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $  88,196      $ 68,463   $   90,017

5. Property sale:

In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holder in full satisfaction of the first mortgage loan, $283,458 of prepayment penalties and $272,478 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $4,881,076 which is net of accumulated depreciation of $3,209,515. For financial purposes, the Partnership recognized a gain of $4,846,446 from the sale of this property.

6. Investment in Joint Venture with an Affiliate:

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During October 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds were retained by the joint venture until February 1997 at which time the funds were released in full. The Partnership's share of the holdback was $201,250. The Partnership also received a distribution from the joint venture of $845,410, principally consisting of it's share of repair escrows released during 1997.

7. Extraordinary item:

During the quarter ended June 30, 1997, the Partnership paid a prepayment penalty of $283,458 and wrote off the remaining unamortized deferred financing fees of $95,822 in connection with the sale of the Howell Station Apartments. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

8. Contingencies:

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

9. Subsequent Event:

In July 1997, the Partnership made a special distribution of $2,954,600 ($50.00 per Interest) to the holders of Limited Partnership Interests primarily from Net Cash Proceeds received in connection with the sale of the Howell Station Apartments during May 1997.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. The Partnership has since disposed of seven of these properties, including the Howell Station Apartments which was sold in May 1997, and the property in which the Partnership held a minority joint venture interest. Currently, the joint venture, which consists of the Partnership and an affiliate, has entered into a contract for the sale of the North Hill Apartments, the Partnership's remaining property.

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

Summary of Operations
---------------------

The Partnership sold the Howell Station Apartments in May 1997 and the Country Ridge Apartments in June 1996. The gain recognized in connection with the 1996 sale was higher than the gain recognized in connection with the 1997 sale. This was the primary reason for the decrease in net income for the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1996 and 1995.

The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996 and the Howell Station Apartments in 1997. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees decreased during 1997 as compared to 1996.

Interest income on short-term investments decreased for the quarter ended June 30, 1997 as compared to the same period in 1996 due to higher net proceeds received in connection with the 1996 property sale as compared to the 1997 property sale, which was invested in short-term investments prior to being distributed to Limited Partners.

The Partnership owned a minority joint venture interest in the Lakeville Resort Apartments. As a result of the 1996 sale of the property, participation in income of joint venture with an affiliate ceased during 1996.

The Partnership sold the Howell Station Apartments during 1997 and the Country Ridge Apartments during 1996. The Partnership recognized gains of $4,846,446 and $9,073,561 during 1997 and 1996, respectively, in connection with these sales.

North Hill Apartments is owned by a joint venture consisting of the Partnership and an affiliate. Lower rental and service income due to decreased occupancy resulted in affiliates' participation in loss during 1997 as compared to affiliates' participation in income during 1996.

In connection with the sales of the Howell Station Apartments in 1997 and the Country Ridge Apartments in 1996, the Partnership wrote-off the remaining unamortized deferred financing fees in the amounts of $95,822 and $125,000, respectively, and in connection with the sale of the Howell Station Apartments in 1997, paid prepayment penalties of $283,458. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $699,000 as of June 30, 1997 when compared to December 31, 1996, primarily due to the distributions to Limited Partners during January and April 1997 from proceeds received from the 1996 property sales which was partially offset by the net proceeds from the sale of the Howell Station Apartments. Cash flow of approximately $402,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's remaining properties and interest income on short-term investments, which was partially offset by the payment of administrative expenses. Cash provided by investing activities consisted primarily of net proceeds of approximately $9,728,000 received from the sale of Howell Station Apartments and a distribution from joint venture with an affiliate of approximately $1,047,000. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions totaling approximately $5,083,000 to the Limited Partners and the repayment of a mortgage note payable of approximately $6,444,000 with proceeds from the property sale.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Howell Station Apartments generated positive cash flow in 1996 and prior to its sale in 1997. During 1997 and 1996, the

Partnership's remaining property, the North Hill Apartments, generated positive cash flow. The Country Ridge, Shadowridge and Park Place - Phase II apartment complexes generated positive cash flow prior to their sales in 1996. In addition, Lakeville Resort Apartments, in which the Partnership held a minority joint venture interest, generated positive cash flow in 1996 prior to its sale. As of June 30, 1997, the occupancy rate at the North Hill Apartments was 90%.

During 1996, the Partnership sold three properties, and the property in which the Partnership held a minority joint venture interest. The Partnership sold the Howell Station Apartments during May 1997. Currently, the joint venture, which consists of the Partnership and an affiliate, has entered into a contract to sell the North Hill Apartments, the Partnership's remaining property for $21,000,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists or arises, reserves may be held by the Partnership for a longer period of time.

The Lakeville Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the Lakeville Resort Apartments, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until February 1997, at which time the funds were released in full to the joint venture. The Partnership's share of the funds was $201,250. The Partnership also received a distribution from the joint venture of $845,410, principally consisting of it's share of repair escrows released during 1997.

In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holder in full satisfaction of the first mortgage loan, $238,458 of prepayment penalties and $272,478 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 relating to the gain on the sale of the property. Pursuant to the terms of the sale, the Partnership will retain $100,000 of the proceeds until August 1997. The remainder of the available proceeds were distributed to Limited Partners in July 1997.

The Partnership's remaining property, the North Hill Apartments, is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by the loan which matures in 2024. Currently, the Partnership has entered into a contract to sell the property.

In July 1997, the Partnership made a special distribution of $2,954,600 ($50.00 per Interest) to the holders of Limited Partnership Interests primarily from Net Cash Proceeds received in connection with the sale of the Howell Station Apartments during May 1997. Including the July 1997 distribution, Limited

Partners have received cumulative distributions of Net Cash Receipts of $52.50 per $1,000 Interest, and Net Cash Proceeds of $321.02 per $1,000 Interest totaling $373.52 per $1,000 Interest. Since all of the Partnership's properties except the North Hill Apartments have been sold, no additional regular quarterly distributions from Net Cash Receipts will be made. However, a distribution may be made from available proceeds from the sale of the North Hill Apartments, as to which there can be no assurances. Investors will not recover all of their original investment.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

North Hill Apartments
---------------------

As previously reported, on May 22, 1997, the joint venture consisting of the Partnership and an affiliate which owns the North Hill Apartments, DeKalb County, Georgia, contracted to sell the property to ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $22,500,000. The joint venture and the purchaser subsequently agreed to reduce the sale price to $21,000,000. In addition, the closing has been extended to August 20, 1997.

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

(e)(i) Agreement of Sale relating to the sale of North Hill Apartments previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(viii) Letter Agreement dated June 30, 1997 relating to the sale of North Hill Apartments, Georgia, is attached hereto.

(ix) Seventh Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, Georgia, is attached hereto.

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

(v) Amendment No. 3 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(v) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(vi) Amendment No. 4 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(vi) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(vii) Amendment No. 5 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(vii) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(27) Financial Data schedule of the Partnership for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

A Current Report of Form 8-K dated June 2, 1997 was filed reporting the contract to sell the North Hill Apartments, Georgia.

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



Date:  August 14, 1997
      ---------------------