Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1997-11-13
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   5,130,396  $   5,888,040
Escrow deposits                                                   696,354
Accounts and accrued interest receivable           146,777         93,191
Prepaid expenses                                                   59,888
Deferred expenses, net of accumulated
  amortization of $250,656 in 1996                                781,323
Investment in joint venture with an affiliate                   1,046,660
                                             -------------- --------------
                                                 5,277,173      8,565,456
                                             -------------- --------------
Investment in real estate:
  Land                                                          3,161,992
  Buildings and improvements                                   27,767,583
                                                            --------------
                                                               30,929,575
  Less accumulated depreciation                                11,739,654
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     19,189,921
                                             -------------- --------------
                                             $   5,277,173  $  27,755,377
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     132,706  $      39,006
Due to affiliates                                  235,673         85,504
Security deposits                                                 159,650
Mortgage notes payable                                         24,324,028
                                             -------------- --------------
     Total liabilities                             368,379     24,608,188

Affiliates' participation in joint ventures        156,230       (499,671)
                                             -------------- --------------
                                                   524,609     24,108,517

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997           1996
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital
  (59,092 Limited Partnership Interests
  issued and outstanding)                        5,061,081      3,995,822
General Partner's deficit                         (308,517)      (348,962)
                                             -------------- --------------
    Total partners' capital                      4,752,564      3,646,860
                                             -------------- --------------
                                             $   5,277,173  $  27,755,377
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $   2,914,033  $   7,864,170
  Interest on short-term investments               144,631        160,776
  Participation in income of joint
    venture with an affiliate                                      27,460
                                             -------------- --------------
    Total income                                 3,058,664      8,052,406
                                             -------------- --------------
Expenses:
  Interest on mortgage notes payable             1,122,982      2,716,613
  Depreciation                                     505,448      1,157,846
  Amortization of deferred expenses                 67,582        103,396
  Property operating                               984,639      2,453,937
  Real estate taxes                                259,058        736,689
  Property management fees                         147,902        399,871
  Administrative                                   304,287        324,931
                                             -------------- --------------
    Total expenses                               3,391,898      7,893,283
                                             -------------- --------------
(Loss) income before gains on sales,
  affiliates' participation in joint
  ventures and extraordinary items                (333,234)       159,123

Gains on sales of properties                    11,416,395     19,513,258

Affiliates' participation in income
  from joint ventures before
  extraordinary items                           (1,448,795)    (1,231,126)
                                             -------------- --------------
Income before extraordinary items                9,634,366     18,441,255

Extraordinary items:
  Debt extinguishment expense                   (1,081,599)      (440,081)
  Affiliate's participation in debt
    extinguishment expense                         175,580          7,165
  Gain on forgiveness of debt                    1,350,000
  Affiliate's participation in gain on
    forgiveness of debt                           (337,500)
                                             -------------- --------------
Total extraordinary items                          106,481       (432,916)
                                             -------------- --------------
Net income                                   $   9,740,847  $  18,008,339
                                             ============== ==============

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------
Income before extraordinary items
  allocated to General Partner               $      40,003  $     184,412
                                             ============== ==============
Income before extraordinary items
  allocated to Limited Partners              $   9,594,363  $  18,256,843
                                             ============== ==============
Income before extraordinary items
  per Limited Partnership Interest (59,092
  issued and outstanding)                    $      162.36  $      308.95
                                             ============== ==============
Extraordinary items allocated
  to General Partner                         $         442  $      (4,329)
                                             ============== ==============
Extraordinary items allocated
  to Limited Partners                        $     106,039  $    (428,587)
                                             ============== ==============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)   $        1.79  $       (7.25)
                                             ============== ==============
Net income allocated to General Partner      $      40,445  $     180,083
                                             ============== ==============
Net income allocated to Limited Partners     $   9,700,402  $  17,828,256
                                             ============== ==============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)   $      164.15  $      301.70
                                             ============== ==============
Distributions to Limited Partners            $   8,037,694  $   8,125,150
                                             ============== ==============
Distributions per Limited Partnership
  Interest                                   $      136.02  $      137.50
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Income:
  Rental and service                         $     554,435  $   2,036,202
  Interest on short-term investments                49,282         58,716
  Participation in income of joint
     venture with an affiliate                                      2,193
                                             -------------- --------------
    Total income                                   603,717      2,097,111
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               238,740        670,302
  Depreciation                                     106,457        306,296
  Amortization of deferred expenses                 14,044         32,735
  Property operating                               191,327        619,241
  Real estate taxes                                 46,747        149,630
  Property management fees                          31,262        111,083
  Administrative                                    88,461         90,083
                                             -------------- --------------
    Total expenses                                 717,038      1,979,370
                                             -------------- --------------
(Loss) income before gains on sales,
  affiliates' participation in joint
  ventures and extraordinary items                (113,321)       117,741

Gains on sales of properties                     6,569,949     10,439,697

Affiliates' participation in income
  from joint ventures before
  extraordinary items                           (1,460,587)    (1,226,356)
                                             -------------- --------------
Income before extraordinary items                4,996,041      9,331,082

Extraordinary items:
  Debt extinguishment expense                     (702,319)      (315,081)
  Affiliate's participation in debt
    extinguishment expense                         175,580          7,165
  Gain on forgiveness of debt                    1,350,000
  Affiliate's participation in gain on
    forgiveness of debt                           (337,500)
                                             -------------- --------------
Total extraordinary items                          485,761       (307,916)
                                             -------------- --------------
Net income                                   $   5,481,802  $   9,023,166
                                             ============== ==============

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------
(Loss) income before extraordinary items
  allocated to General Partner               $      (6,380) $      93,310
                                             ============== ==============
Income before extraordinary items
  allocated to Limited Partners              $   5,002,421  $   9,237,772
                                             ============== ==============
Income before extraordinary items per
  Limited Partnership Interest (59,092
  issued and outstanding)                    $       84.65  $      156.32
                                             ============== ==============
Extraordinary items allocated to
  General Partner                            $       4,235  $      (3,079)
                                             ============== ==============
Extraordinary items allocated to
  Limited Partners                           $     481,526  $    (304,837)
                                             ============== ==============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding)   $        8.15  $       (5.15)
                                             ============== ==============
Net(loss)income allocated to General Partner $      (2,145) $      90,231
                                             ============== ==============
Net income allocated to Limited Partners     $   5,483,947  $   8,932,935
                                             ============== ==============
Net income per Limited Partnership
  Interest (59,092 issued and outstanding)   $       92.80  $      151.17
                                             ============== ==============
Distribution to Limited Partners             $   2,954,600  $   7,238,770
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                   $       50.00  $      122.50
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $   9,740,847  $  18,008,339
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Gains on sales of properties             (11,416,395)   (19,513,258)
      Debt extinguishment expense                  798,141        315,081
      Affiliate's participation in
        debt extinguishment expense               (175,580)        (7,165)
      Gain on forgiveness of debt               (1,350,000)
      Affiliate's participation in gain
        on forgiveness of debt                     337,500
      Affiliates' participation in income
        from joint ventures                      1,448,795      1,231,126
      Participation in income of joint
        venture with an affiliate                                 (27,460)
      Depreciation of properties                   505,448      1,157,846
      Amortization of deferred expenses             67,582        103,396
      Net change in:
        Escrow deposits                            696,354          7,370
        Accounts and accrued interest
          receivable                               (53,586)      (175,433)
        Prepaid expenses                            59,888        137,270
        Accounts payable                            93,700        155,759
        Due to affiliates                          150,169         31,521
        Accrued liabilities, principally
          real estate taxes                                       105,992
        Security deposits                         (159,650)      (166,647)
                                             -------------  -------------
  Net cash provided by operating activities        743,213      1,363,737
                                             -------------  -------------
Investing activities:
  Proceeds from sales of properties             14,516,409     31,678,988
  Payment of selling costs                        (899,132)      (716,045)
  Distributions from joint venture with an
    affiliate                                    1,046,660        216,382
                                             -------------  -------------
  Net cash provided by
    investing activities                        14,663,937     31,179,325
                                             -------------  -------------

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners             (8,037,694)    (8,125,150)
  Deemed distribution to Limited Partners         (597,449)
  Principal payments on mortgage notes
    payable                                       (130,892)      (321,210)
  Repayment of mortgage notes payable           (6,443,945)   (16,731,937)
  Distributions to joint venture
    partners - affiliates                         (954,814)    (1,352,685)
  Contributions from joint venture
     partners - affiliates                                         54,711
  Release of capital improvement escrows                          639,000
                                             -------------  -------------
  Net cash used in financing activities        (16,164,794)   (25,837,271)
                                             -------------  -------------
Net change in cash and cash equivalents           (757,644)     6,705,791
Cash and cash equivalents at beginning
    of period                                    5,888,040      2,310,596
                                             -------------  -------------
Cash and cash equivalents at end of period   $   5,130,396  $   9,016,387
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the income
(loss) allocations between the partners have been adjusted for financial statement purposes in 1997.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties and the property in which the Partnership held a minority joint venture interest. In addition, the Partnership sold the Howell Station Apartments in May 1997 and its remaining property, the North Hill Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold in September 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred and paid interest expense on mortgage notes payable of $1,122,982 and $2,716,613, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $   128,707   $ 40,511     $  66,837

As of September 30, 1997, the Partnership owed $168,836 to the affiliated joint venture partner on North Hill Apartments for its share of property operations for the third quarter of 1997. The Partnership distributed the cash flow to the joint venture partner in November 1997.

5. Property Sales:

(a) In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holder in full satisfaction of the first mortgage loan, $283,458 of prepayment penalties and $272,478 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 on behalf of the Limited Partners relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $4,881,076, which is net of accumulated depreciation of $3,209,515. For financial statement purposes, the Partnership recognized a gain of $4,846,446 from the sale of this property.

(b) The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 75% and 25%, respectively. In September 1997, the joint venture sold the property for a sales price of $21,000,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,483,591, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $383,246 was paid relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $13,803,397, which is net of accumulated depreciation of $9,035,587. For financial statement purposes, the joint venture recognized a gain of $6,569,949 from the sale of this property, of which $1,481,822 is the minority joint venture partner's share.

6. Investment in Joint Venture with an Affiliate:

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During October 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds were retained by the joint venture until February 1997 at which time the funds were released in full. The Partnership's share of the holdback was $201,250. The Partnership also received a distribution from the joint venture of $845,410, principally consisting of its share of repair escrows released during 1997.

7. Extraordinary Items:

(a) In connection with the sale of the Howell Station Apartments during May 1997, the Partnership wrote off the remaining unamortized financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during September 1997, the joint venture that owned the property wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the bond discount fee was written off. The minority joint venture partner's share of this amount was $21,100. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

(b) In connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note will not be repaid and has been forgiven, which resulted in an extraordinary gain on forgiveness of debt of $1,350,000 for financial statement purposes, of which $337,500 represents the minority joint venture partner's share.

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

9. Subsequent Event:

In October 1997, the Partnership paid $2,245,496 ($38.00 per Interest) to the holders of Limited Partnership Interests, representing a special distribution of Net Cash Proceeds received from the sale of the North Hill Apartments in September 1997.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. Prior to 1997, the Partnership had disposed of six properties and the property in which it held a minority joint venture interest. The Partnership sold the Howell Station Apartments in May 1997 and its remaining property, the North Hill Apartments, in September 1997.

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

Summary of Operations
---------------------

The Partnership sold the Howell Station and North Hill apartment complexes during the nine months ended September 30, 1997 and the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during the nine months ended September 30, 1996. The gains recognized in connection with the 1996 sales were higher than the gains recognized in connection with the 1997 sales. This was the primary reason for the decrease in net income for the nine months and quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996 and the Howell Station and North Hill apartment complexes in 1997. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees decreased during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of the proceeds from the 1996 sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes prior to distribution to Limited Partners, interest income on short-term investments decreased during 1997 as compared to 1996.

The Partnership owned a minority joint venture interest in the Lakeville Resort Apartments. As a result of the 1996 sale of the property, participation in income of joint venture with an affiliate ceased during 1996.

The Partnership sold the Howell Station and North Hill apartment complexes during the nine months ended September 30, 1997 and the Country Ridge, Shadowridge and Park Place-Phase II apartment complexes during the same period in 1996. As a result, the Partnership recognized gains on sales of properties of $11,416,395 during 1997 and $19,513,258 during 1996.

The North Hill and Shadowridge apartment complexes were both owned by joint ventures consisting of the Partnership and an affiliate. Primarily as a result of the larger gain recognized in connection with the 1997 sale of the North Hill Apartments as compared to the gain recognized in connection with the 1996 sale of the Shadowridge Apartments, affiliates' participation in income from joint ventures increased during 1997 as compared to 1996.

In connection with the sale of the Howell Station Apartments during May 1997, the Partnership wrote off the remaining unamortized deferred financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during September 1997, the joint venture that owned the property wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the bond discount fee was written off. The minority joint venture partner's share of this amount was $21,100. During 1996, the Partnership wrote-off the remaining unamortized deferred financing fees of $440,081 in connection with the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes, of which $7,165 represents the Shadowridge Apartments' minority joint venture partner's share. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

As a result of the sale of the North Hill Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the North Hill Apartments' minority joint venture partner's share. See Note 7 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $758,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to distributions paid to Limited Partners during January, April, and July 1997 from proceeds received from the 1996 and 1997 property sales. Cash flow of approximately $743,000 was provided by the Partnership's operating activities which consisted primarily of cash flow generated from property operations, interest income on short-term investments and the release of funds held in escrow on the Partnership's properties, which was partially offset by the payment of expenses on sold properties and administrative expenses. Investing activities consisted primarily of net proceeds of approximately $13,617,000 received from the 1997 property sales and a distribution from the joint venture with an affiliate of approximately $1,047,000. Financing activities consisted primarily of the payment of distributions of approximately $8,038,000 to Limited Partners, the repayment of mortgage notes payable in connection with a 1997 sale of approximately $6,444,000, principal payments on mortgage notes payable of approximately $131,000 and distributions to the joint venture partner - affiliate of approximately $955,000. In October 1997, the Partnership made a special distribution of $2,245,496 to Limited Partners consisting primarily of available proceeds received in connection with the sale of North Hill Apartments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties, and the property in which the Partnership held a minority joint venture interest. In addition, the Partnership sold its remaining properties, the Howell Station and North Hill apartment complexes during 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

The Lakeville Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Pursuant to the sale agreement for the Lakeville Resort Apartments, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until February 1997, at which time the funds were released in full to the joint venture. The Partnership's share of the funds was $201,250. The Partnership also received a distribution from the joint venture of $845,410, principally consisting of its share of repair escrows released during 1997.

In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holder in full satisfaction of the first mortgage loan, $238,458 of prepayment penalties and $272,478 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 relating to the gain on the sale of the property. Pursuant to the terms of the sale, $100,000 of the proceeds was retained by the Partnership and was unavailable for distribution until August 1997, at which time the funds were released in full. The remainder of the available proceeds were distributed to Limited Partners in July 1997.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In September 1997, the joint venture sold the property for a sales price of $21,000,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,483,591. Since the sales proceeds did not exceed a certain predetermined level as set forth in the loan agreement, the $1,350,000 non-interest bearing note from an unaffiliated party was forgiven in connection with the sale. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $383,246 was paid relating to the gain on the sale of the property. The joint venture received the remaining sale proceeds of $3,506,509, of which approximately $2,630,000 was the Partnership's share. In addition, pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership and be unavailable for distribution until December 1997. The Partnership distributed the joint venture partners' share of the available sales proceeds in September 1997. The Partnership's share of the available proceeds was distributed to the Limited Partners in October 1997. In addition, the Partnership paid a distribution to its joint venture partner in November 1997 representing its share of property operations for the third quarter of 1997. This amount is included in due to affiliate - joint venture partner in the financial statements at September 30, 1997. See Note 4 of Notes to Financial Statements for additional information.

In October 1997, the Partnership paid $2,245,496 ($38.00 per Interest) to the holders of Limited Partnership Interests, representing a special distribution of available Net Cash Proceeds from the sale of the North Hill Apartments. To date, including the October 1997 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $52.50 per $1,000 Interest and Net Cash Proceeds of $359.02 per $1,000 Interest, totaling $411.52 per $1,000 Interest. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Investors will not recover a substantial portion of their original investment.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

North Hill Apartments
---------------------

As previously reported, on May 22, 1997, the joint venture (the "Joint Venture") consisting of the Partnership and an affiliate which owns the North Hill Apartments, DeKalb County, Georgia, contracted to sell the property to ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $22,500,000. The Joint Venture and the purchaser subsequently agreed to reduce the sale price to $21,000,000. The closing was extended and the sale closed on September 4, 1997. The purchaser assumed the existing first mortgage loan collateralized by the property which had an outstanding principal balance of $16,483,591 at closing. From the proceeds of the sale, the Joint Venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser, $420,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $41,949 in closing costs. In addition, the Joint Venture paid state withholding taxes of $383,246 in connection with the sale. The Joint Venture received the remaining sale proceeds of $3,506,509. Of such proceeds, $500,000 is being retained by the Joint Venture and will not be available for use or distribution by the Joint Venture until December 1997. The Partnership's share of the total sale proceeds will be approximately $2,630,000.

Pursuant to a refinancing of the property in 1994, the Joint Venture received the proceeds of a $1,350,000 non-interest bearing note funded by an unaffiliated party. The net proceeds of the sale does not exceed the predetermined level requiring repayment of the note. No sale proceeds has been utilized towards repayment of the note and the note has been forgiven.

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

(iii) Letter Agreement dated August 20, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated August 20, 1996, is incorporated herein by reference.

(iv) Letter Agreement dated September 19, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter Agreement dated September 30, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(v) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(iii) First Amendment to Agreement of Sale relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (10)(c)(iii) to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments previously filed as Exhibit (99) to the Registrant's Current Report on Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(e)(i) Agreement of Sale relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(ii) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(iii) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(iv) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(v) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(vi) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(vii) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(viii) Letter Agreement dated June 30, 1997 relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(viii) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(ix) Seventh Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(ix) to the Registrant's Current Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(x) Eighth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, is attached hereto.

(f)(i) Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(ii) Amendment No.1 relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(iii) Agreement relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(iii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(iv) Amendment No. 2 to Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(iv) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

(v) Amendment No. 3 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(v) to the Registrant's Current Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(vi) Amendment No. 4 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(vi) to the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(vii) Amendment No. 5 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(vii) to the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(27) Financial Data schedule of the Partnership for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

Date: November 13, 1997
      -----------------------