Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1998-03-26
CIK 766769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
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

Item 1. Business
----------------

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $59,092,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire eight real property investments and a minority joint venture interest in one additional real property, and has since disposed of all of these investments. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold three properties. In addition, during 1996, the property in which the Registrant held a minority joint venture interest was sold. During 1997, the Registrant sold the Howell Station Apartments and the Registrant's remaining real estate investment, the North Hill Apartments. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During May 1997, the Registrant sold the Howell Station Apartments in an all cash sale for $10,000,000. During September 1997, the Registrant sold the North Hill Apartments for a sales price of $21,000,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations-Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XVIII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed below.

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 4,672.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------
Total income        $3,144,396 $14,299,834 $12,057,899 $11,089,861  $11,502,928
(Loss) income before
  gains on sales,
  affiliates'
  participation in
  joint ventures
  and extraordinary
  items              (386,939)   4,798,662    (87,295)   (487,293)  (1,222,961)
Net income (loss)    9,546,094  22,556,310    (27,411)    (70,139)    2,213,346
Net income (loss)
  per Limited
  Partnership
  Interest - Basic
  and Diluted           160.86      377.90       (.46)      (1.18)        37.08
Total assets         2,472,953  27,755,377  45,259,656  46,571,333   47,232,370
Mortgage notes
  payable                 None  24,324,028  50,428,070  50,987,329   51,850,501
Distributions per
  Limited Part-
  nership Interest (A)  174.02      230.00        7.50        None         None

(A) These amounts include distributions of original capital of $159.02 and $200.00 per Limited Partnership Interest for 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") sold two properties during 1997 and three properties during 1996, and recognized gains in connection with these sales. The property in which the Partnership owned a minority joint venture interest was also sold during 1996 and the Partnership recognized its share of the gain on sale. As a result of the higher gains recognized from the property sales in 1996, net income decreased during 1997 as compared to 1996 and the Partnership recognized net income during 1996 as compared to a net loss during 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

During 1997, the Partnership sold the Howell Station and North Hill apartment complexes and recognized gains in connection with these sales totaling $11,416,395. During 1996, the Partnership sold the Country Ridge, Shadowridge and Park Place-Phase II apartment complexes and recognized gains in connection with these sales totaling $19,528,414. These property sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of the proceeds from the 1996 property sales prior to distribution to Limited Partners in 1997, interest income on short-term investments decreased during 1997 as compared to 1996.

The Partnership owned a minority joint venture interest in the Lakeville Resort Apartments. As a result of the 1996 sale of the property, participation in income of joint venture with an affiliate ceased during 1996.

The Partnership recognized other income during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The North Hill and Shadowridge apartment complexes were both owned by joint ventures consisting of the Partnership and an affiliate. Primarily as a result of the higher gain recognized in connection with the 1997 sale of the North Hill Apartments as compared to the gain recognized in connection with the 1996 sale of the Shadowridge Apartments, affiliates' participation in income from joint ventures increased during 1997 as compared to 1996.

In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote off the remaining unamortized deferred financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during 1997, the joint venture that owned the property wrote off the remaining unamortized deferred financing fees of $617,919 of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the sale of the property, the remaining unamortized balance of the discount fee of $61,894 was written off. The minority joint venture partner's share of this amount was $15,473. During 1996, the Partnership wrote off the remaining unamortized deferred financing fees of $440,081 in connection with the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes, of which $7,165 represents the Shadowridge Apartments minority joint venture partner's share. These amounts were recognized as debt extinguishment expense and classified as extraordinary items for financial statement purposes.

As a result of the sale of the North Hill Apartments, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the North Hill Apartments' minority joint venture partner's share. See Notes 5 and 12 of Notes to Financial Statements for additional information.

1996 Compared to 1995
---------------------
The Partnership sold the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996 which resulted in a decrease in rental and service income of approximately $2,841,000 during 1996 as compared to 1995. This decrease was partially offset by increases of approximately $128,000 in rental and service income at the Partnership's two remaining properties.

Due to higher average cash balances as a result of the investment of proceeds from the 1996 property sales prior to distribution to the Limited Partners, interest income on short-term investments increased during 1996 as compared to 1995.

The Partnership owned a minority joint venture interest in the Lakeville Resort Apartments. The Partnership recognized income from participation in joint venture with an affiliate during 1996 as compared to a loss in 1995 primarily due to the recognition of the Partnership's share of the gain on the 1996 sale of the property.

As a result of the three property sales in 1996, interest expense on mortgage notes payable, depreciation expense, amortization of deferred expenses, and property management fees decreased during 1996 as compared to 1995.

As a result of the 1996 property sales, property operating expense for 1996 decreased by approximately $880,000 when compared to 1995. Property operating expense also decreased during 1995 by approximately $161,000 due to exterior painting expenditures at North Hill Apartments. These decreases were partially offset by higher payroll and utilities expenses of approximately $89,000 at the Country Ridge, North Hill and Park Place - Phase II apartment complexes.

Real estate tax expense for 1996 decreased by approximately $158,000 when compared to 1995 due to the 1996 property sales. This decrease was partially offset by an approximately $13,000 increase in real estate tax expense at the Howell Station Apartments as a result of an increase in the assessed value of the property.

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

The North Hill and Shadowridge apartment complexes were both owned by joint ventures consisting of the Partnership and an affiliate. Primarily as a result of the gain recognized in connection with the 1996 sale of the Shadowridge Apartments affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

In connection with a settlement reached with the seller of the Shadowridge Apartments in 1995, the Partnership recognized an extraordinary gain on forgiveness of debt of $69,409, of which $20,823 represented the affiliate's share.

In connection with the sale of Lakeville Resort Apartments in 1996 the Partnership recognized its share of the write off of the remaining unamortized deferred expenses in the amount of $193,532. In addition, in connection with the June 1995 loan refinancing on the property, the Partnership recognized it's share of the write off of unamortized deferred expenses of $58,521 in 1995. For financial statement purposes, these amounts were recognized as participation in debt extinguishment expense of joint venture with an affiliate.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,474,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the distribution paid to Limited Partners during January 1997 from the proceeds received from the 1996 property sales. Cash flow of approximately $137,000 was provided by the Partnership's operating activities which consisted primarily of cash flow generated from property operations, interest income on short-term investments and the release of funds held in escrow on certain of the Partnership's remaining properties. These amounts were partially offset by the payment of expenses on sold properties and administrative expenses. Investing activities consisted of net proceeds of approximately $13,630,000 received from the 1997 property sales and a distribution from the joint venture with an affiliate of approximately $1,047,000. Financing activities consisted of the payment of distributions to Limited Partners of approximately $10,283,000, the payment of state withholding taxes of approximately $596,000 relating to the gains on the sales of the Howell Station and North Hill apartment complexes, the repayment of a mortgage note payable of approximately $6,444,000, principal payments on mortgage notes payable of approximately $144,000, distributions to the joint venture partner - affiliate of approximately $1,179,000 and the release of a capital improvement escrow of approximately $358,000. In January 1998, the Partnership made a distribution of $719,778 to Limited Partners as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. In addition, the property in which the Partnership held a minority joint venture interest was sold. During 1997, the Partnership sold the Howell Station Apartments and the Partnership's remaining real estate investment, the North Hill Apartments. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In May 1997, the Partnership sold the Howell Station Apartments in an all cash sale for $10,000,000. From the proceeds of the sale, the Partnership paid $6,443,945 to the third party mortgage holder in full satisfaction of the first mortgage loan, $283,458 of prepayment penalties and $272,478 in selling costs. In addition, the Partnership paid a state withholding tax of $214,203 relating to the gain on the sale of the property. Pursuant to the terms of the sale, $100,000 of the proceeds was retained by the Partnership and was unavailable for distribution until August 1997, at which time the funds were released in full. The remainder of the available proceeds were distributed to Limited Partners in July 1997. See Note 11 of Notes to Financial Statements for additional information.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In September 1997, the joint venture sold the property for a sales price of $21,000,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,470,524. Since the sales proceeds did not exceed a certain predetermined level as set forth in the loan agreement, the $1,350,000 non-interest bearing note from an unaffiliated party was forgiven in connection with the sale. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $381,256 was paid relating to the gain on the sale of the property, of which $95,314 was the minority joint venture partner's share. The joint venture received the remaining sale proceeds of $3,521,566, of which approximately $2,641,000 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds was retained by the joint venture and was unavailable for distribution until December 1997 at which time the funds were released in full. The Partnership distributed its share of the available sales proceeds to the Limited Partners in October 1997 and January 1998. See Note 11 of Notes to Financial Statements for additional information.

The Partnership commenced distributions in 1995 and paid one distribution of $7.50 per Interest to Limited Partners from Net Cash Receipts. The Partnership paid four distributions in 1996 totaling $230.00 per Interest to Limited Partners of which $30.00 was from Net Cash Receipts and $200.00 was from Net Cash Proceeds. The Partnership paid four distributions in 1997 totaling $174.02 per Interest to Limited Partners of which $15.00 was from Net Cash Receipts and $159.02 was from Net Cash Proceeds.

In January 1998, the Partnership made a distribution of $719,778 ($12.18 per Interest) to the holders of Limited Partnership Interests, representing remaining available Net Cash Receipts reserves of $7.25 per Interest and available Net Cash Proceeds of $4.93 per Interest from the Partnership's share of the sale holdback on the North Hill Apartments. Including the January 1998 distribution, Limited Partners have received cumulative distributions of Net Cash Receipts of $59.75 per $1,000 Interest and Net Cash Proceeds of $363.95 per $1,000 Interest, totaling $423.70 per $1,000 Interest. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997          December 31, 1996
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets          $2,472,953    $8,984,257  $27,755,377   $24,816,587
Partners' Capital
  (deficit)
  accounts:
    General Partner    (308,517)     (308,517)    (348,962)     (469,072)
    Limited Partners   2,718,136     9,247,017    3,995,822     3,744,858
Net income:
    General Partner       40,445       160,555      225,563       376,981
    Limited Partners   9,505,649    16,285,494   22,330,747    32,968,698
    Per Limited Part-
      nership Interest    160.86(A)     275.60       377.90(A)     557.92

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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









                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                              OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,971 in 1997 with respect to one of the executive officers and directors of Balcor Partners - XVIII, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
---------------     -----------       ------------    ------------

Limited             WIG 85-III          3,456.50       5.85%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        2,567.00       4.34%
Partnership         Acquisition VII,    Limited
Interests           L.L.C. Greenville,  Partnership
                    South Carolina      Interests

While Metropolitan Acquisition VII, L.L.C. individually owns less than 5% of the Interests, for purposes of this Item 12, Metropolitan Acquisition VII, L.L.C. is an affiliate of WIG 85-III Partners and, collectively, they own 10.19% of the Interests.

(b) Balcor Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests               None              None

Relatives of the officers and affiliates of the partners of the General Partner own an additional 1,215 Interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(iv) Letter Agreement dated September 19, 1996 relating to the sale of

Lakeville Resort Apartments previously filed as Exhibit (10)(b)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(v) Letter Agreement dated September 30, 1996 relating to the sale of Lakeville Resort Apartments previously filed as Exhibit (10)(b)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

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

(iii) First Amendment to Agreement of Sale relating to the sale of Park Place Apartments - Phase II previously filed as Exhibit (10)(c)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments previously filed as Exhibit (99) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

(e)(i) Agreement of Sale relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(v) Fourth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(vi) Fifth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(vi) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(vii) Sixth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(vii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(viii) Letter Agreement dated June 30, 1997 relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(viii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(ix) Seventh Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(ix) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(x) Eighth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (10)(e)(x) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

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

(v) Amendment No. 3 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(vi) Amendment No. 4 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(vi) to the Registrant's

Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(vii) Amendment No. 5 to Agreement of Sale relating to Howell Station Apartments, previously filed as Exhibit (10)(f)(vii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 85-SERIES III
                           A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             ---------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XVIII, the
                             General Partner

Date: March 25, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------  -------------------------------     --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVIII,
                         the General Partner
  /s/Thomas E. Meador                                       March 25, 1998
---------------------                                       --------------
  Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         Balcor Partners-XVIII,
                         the General Partner
   /s/Jayne A. Kosik                                        March 25, 1998
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series III

We have audited the financial statements of Balcor Realty Investors 85-Series III (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series III at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1998

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                   1997           1996
                                               ------------ --------------
Cash and cash equivalents                    $   2,414,280  $   5,888,040
Escrow deposits                                                   696,354
Accounts and accrued interest receivable            58,673         93,191
Prepaid expenses                                                   59,888
Deferred expenses, net of accumulated
  amortization of $250,656 in 1996                                781,323
Investment in joint venture with an affiliate                   1,046,660
                                               ------------ --------------
                                                 2,472,953      8,565,456
                                               ------------ --------------
Investment in real estate:
  Land                                                          3,161,992
  Buildings and improvements                                   27,767,583
                                                            --------------
                                                               30,929,575
  Less accumulated depreciation                                11,739,654
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     19,189,921
                                               ------------ --------------
                                             $   2,472,953  $  27,755,377
                                               ============ ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      33,961  $      39,006
Due to affiliates                                   29,373         85,504
Security deposits                                                 159,650
Mortgage notes payable                                         24,324,028
                                               ------------ --------------
    Total liabilities                               63,334     24,608,188
Affiliates' participation in joint venture                       (499,671)
                                               ------------ --------------
                                                    63,334     24,108,517
Commitments and contingencies

Limited Partners' capital  (59,092
  Limited Partnership Interests issued
  and outstanding)                               2,718,136      3,995,822

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS
                                  (Continued)

                                                  1997           1996
                                               ------------ --------------
General Partner's deficit                      $  (308,517) $    (348,962)
                                               ------------ --------------
    Total partners' capital                      2,409,619      3,646,860
                                               ------------ --------------
                                               $ 2,472,953  $  27,755,377
                                               ============ ==============


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                   Partners  Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1994     $ (4,847,689) $   (574,251) $ (4,273,438)

Cash distributions to Limited
  Partners (A)                       (443,190)                   (443,190)
Net loss for the year
  ended December 31, 1995             (27,411)         (274)      (27,137)
                                 ------------- ------------- -------------
Balance at December 31, 1995       (5,318,290)     (574,525)   (4,743,765)
Cash distributions to Limited
  Partners (A)                    (13,591,160)                (13,591,160)
Net income for the year
  ended December 31, 1996          22,556,310       225,563    22,330,747
                                 ------------- ------------- -------------
Balance at December 31, 1996        3,646,860      (348,962)    3,995,822
Cash distributions to Limited
  Partners  (A)                   (10,283,190)                (10,283,190)
Deemed distribution (B)              (500,145)                   (500,145)
Net income for the year
  ended December 31, 1997           9,546,094        40,445     9,505,649
                                 ------------- ------------- -------------
Balance at December 31, 1997     $  2,409,619  $   (308,517) $  2,718,136
                                 ============= ============= =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                      1997          1996          1996
                                  ------------  ------------  ------------
          First Quarter          $      74.50  $       7.50         None
          Second Quarter                11.52          7.50         None
          Third Quarter                 50.00        122.50         None
          Fourth Quarter                38.00         92.50  $       7.50

(B) This amount represents state withholding taxes paid on behalf of the Limited Partners relating to the gain on the sales of the North Hill and Howell Station apartment complexes.


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995


                                     1997          1996           1995
                                 ------------- -------------  ------------
Income:
  Rental and service             $  2,895,058  $  9,176,157  $ 11,889,557
  Interest on short-term
    investments                       223,352       248,586       170,938
  Participation in income
    (loss) of joint venture
    with an affiliate                             4,875,091        (2,596)
  Other income                         25,986
                                 ------------- ------------- -------------
    Total income                    3,144,396    14,299,834    12,057,899
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   1,109,915     3,306,963     4,259,221
  Depreciation                        505,448     1,373,849     1,747,385
  Amortization of deferred
    expenses                           90,088       131,305       141,321
  Property operating                1,023,498     2,946,970     3,859,285
  Real estate taxes                   259,058       884,257     1,028,753
  Property management fees            147,902       466,268       593,254
  Administrative                      395,426       391,560       515,975
                                 ------------- ------------- -------------
    Total expenses                  3,531,335     9,501,172    12,145,194
                                 ------------- ------------- -------------
(Loss) income before gains on
  sales, affiliates'
  participation in joint
  ventures and extraordinary
  items                              (386,939)    4,798,662       (87,295)
Gains on sales of properties       11,416,395    19,528,414
Affiliates' participation
  in (income) loss from
  joint ventures before
  extraordinary items              (1,606,722)   (1,144,318)       69,819
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items               9,422,734    23,182,758       (17,476)
                                 ------------- ------------- -------------
Extraordinary items:
  Debt extinguishment expense      (1,059,093)     (440,081)
  Affiliate's participation in
    debt extinguishment expense       169,953         7,165


The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                     1997          1996           1995
                                 ------------- -------------  ------------
  Gain on forgiveness of debt       1,350,000                      69,409
  Affiliate's participation in
    gain on forgiveness of debt      (337,500)                    (20,823)
  Participation in debt
    extinguishment expense of
    joint venture with an
    affiliate                                      (193,532)      (58,521)
                                 ------------- ------------- -------------
Total extraordinary items             123,360      (626,448)       (9,935)
                                 ------------- ------------- -------------
Net income (loss)                $  9,546,094  $ 22,556,310  $    (27,411)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $     39,922  $    231,827  $       (175)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $  9,382,812  $ 22,950,931  $    (17,301)
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (59,092 issued and outstanding)
  - Basic and Diluted            $     158.78  $     388.39  $      (0.29)
                                 ============= ============= =============
Extraordinary items allocated
  to General Partner             $        523  $     (6,264) $        (99)
                                 ============= ============= =============
Extraordinary items allocated
  to Limited Partners            $    122,837  $   (620,184) $     (9,836)
                                 ============= ============= =============
Extraordinary items per Limited
  Partnership Interest (59,092
  issued and outstanding) -
  Basic and Diluted              $       2.08  $     (10.50) $      (0.17)
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $     40,445  $    225,563  $       (274)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                     1997          1996           1995
                                 ------------- -------------  ------------

Net income (loss) allocated to
  Limited Partners               $  9,505,649  $ 22,330,747  $    (27,137)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (59,092
  issued and outstanding) -
  Basic and Diluted              $     160.86  $     377.90  $      (0.46)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995


                                      1997          1996          1995
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $  9,546,094  $ 22,556,310  $    (27,411)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Gains on sales
        of properties             (11,416,395)  (19,528,414)
      Debt extinguishment expense     775,635       440,081
      Gain on forgiveness of
        debt                       (1,350,000)                    (69,409)
      Affiliate's participation
        in debt extinguishment
        expense                      (169,953)       (7,165)
      Affiliate's participation
        in gain on forgiveness
        of debt                       337,500                      20,823
      Participation in debt
        extinguishment expense                      193,532        58,521
      Affiliates' participation
        in income (loss) from
        joint ventures              1,606,722     1,144,318       (69,819)
      Participation in (income)
        loss of joint
        venture with an
        affiliate                                (4,875,091)        2,596
      Depreciation of properties      505,448     1,373,849     1,747,385
      Amortization of deferred
        expenses                       90,088       131,305       141,321
      Net change in:
        Escrow deposits               338,176        64,933       (29,146)
        Accounts and accrued
          interest receivable          34,518        (3,474)      (84,005)
        Prepaid expenses               59,888       301,752      (133,857)
        Accounts payable               (5,045)      (57,074)      (33,866)
        Due to affiliates             (56,131)       66,194       (44,815)
        Security deposits            (159,650)     (174,817)       38,519
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities              136,895     1,626,239     1,516,837
                                 ------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from sales of
    properties                     14,529,476    31,678,988
  Payment of selling costs           (899,132)     (700,889)
  Contributions to joint venture
    with an affiliate                                            (374,657)
  Distributions from joint
    ventures with affiliates        1,046,660     2,495,139       328,378
                                 ------------- ------------- -------------
  Net cash provided by or (used
    in) investing activities       14,677,004    33,473,238       (46,279)
                                 ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                     $(10,283,190) $(13,591,160) $   (443,190)
  Deemed distribution to
    Limited Partners                 (595,459)
  Distributions to joint venture
    partners - affiliates          (1,179,284)   (1,399,775)     (192,659)
  Contributions from joint
    venture partners - affiliates                    62,932
  Repayment of mortgage notes
    payable                        (6,443,945)  (16,731,937)
  Release of capital improvement
    escrows                           358,178       639,000
  Payment of deferred expenses                     (125,000)
  Principal payments on mortgage
    notes payable                    (143,959)     (376,093)     (489,850)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (18,287,659)  (31,522,033)   (1,125,699)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                      (3,473,760)    3,577,444       344,859
Cash and cash equivalents at
  beginning of year                 5,888,040     2,310,596     1,965,737
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  2,414,280  $  5,888,040  $  2,310,596
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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exists or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold three properties. In addition, the property in which the Partnership held a minority joint venture interest was sold. During 1997, the Partnership sold the Howell Station Apartments and the Partnership's remaining real estate investment, the North Hill Apartments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements          30 years
               Furniture and fixtures              5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan financing and modification fees which were amortized over the terms of the respective agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Investment in joint venture with an affiliate represented the Partnership's 40.25% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on October 25, 1984. The Partnership Agreement provides for Balcor Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 70,000 Limited Partnership Interests at $1,000 per Interest, 59,092 of which were sold on or prior to December 31, 1985, the termination date of the offering.

Pursuant to the Partnership Agreement, Partnership income and losses were to be allocated 99% to the Limited Partners and 1% to the General Partner. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

Pursuant to the Partnership Agreement, one hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. In addition, there was accrued for the General Partner as its distributive share from operations an amount equal to approximately 1% of the total Net Cash Receipts being distributed which was to be paid only out of distributed Net Cash Proceeds. The accrued amount was to be paid as a part of the General Partner's share of distributed Net Cash Proceeds and was to be paid only out of distributed Net Cash Proceeds in excess of total Original Capital plus a 6% Cumulative Distribution. Under certain circumstances, the General Partner may have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of Net Cash Proceeds and was subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests. The General Partner will not receive any distributions of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Notes Payable:

As of December 31, 1996 the Partnership had mortgage notes payable of $6,467,081 and $16,506,947 related to the Howell Station and North Hill apartment complexes, respectively. During 1997, the Howell Station Apartments mortgage note was repaid in full in connection with the sale of the property and the purchaser took title to the North Hill Apartments subject to the mortgage note. See Note 11 of Notes to Financial Statements for additional information.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture was obligated under a $1,350,000 noninterest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The note was not collateralized by the North Hill Apartments. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note was not repaid and has been forgiven.

During 1997, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $1,109,915, $3,306,963 and $4,259,221 and paid interest expense of $1,122,982, $3,306,963 and $4,259,221, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Affiliates' Participation in Joint Ventures:

The North Hill and Shadowridge apartment complexes were owned by joint ventures consisting of the Partnership and affiliated partnerships. The Shadowridge and North Hill apartment complexes were sold in 1996 and 1997, respectively. Profits and losses were allocated 75% to the Partnership and 25% to the affiliate for North Hill Apartments, and 70% to the Partnership and 30% to the affiliate for Shadowridge Apartments. All assets, liabilities, income and expenses of the joint ventures were included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation. Net distributions of $1,274,598, $1,336,843, and $192,659 were made to joint venture partners during 1997, 1996, and 1995, respectively. See Notes 11 and 12 of Notes to Financial Statements for additional information.

8. Investment in Joint Venture with an Affiliate:

The Lakeville Resort Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 40.25% and 59.75%, respectively. In October 1996, the joint venture sold the property in an all cash sale for $27,200,000, and the purchaser took title subject to the existing first mortgage loan in the amount of $20,795,872. From the proceeds of the sale, the joint venture paid $355,000 in selling costs. The joint venture recognized a gain of $11,761,791 from the sale of this property, of which $4,734,121 was the Partnership's share. For financial statement purposes, the Partnership's share of the gain is included in participation in income of joint venture with affiliate in 1996. The following information has been summarized from the December 31, 1996 financial statements of the joint venture:

    Total liabilities                $    201,250
    Total income                        3,487,495
    Net loss before gain on sale
       and extraordinary item           (4,688,425)
    Gain on sale                        11,761,791
    Extraordinary item:
       Debt extinguishment expense         480,825
    Net income                           6,592,542

During 1995, the Partnership made net capital contributions to the joint venture of $46,279. During 1996, the Partnership received distributions from the joint venture for property operations of $261,615 and received a distribution of $2,233,524 representing its share of net proceeds available for distribution from the sale of the property. Pursuant to the sale agreement, the joint venture was required to withhold $500,000 of the sale proceeds until February 1997 at which time the funds were released in full. The Partnership's share of the funds was $201,250. The Partnership also received a distribution from the joint venture of $845,410 principally consisting of its share of repair escrows released during 1997.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $6,899,955 less than the tax income of the Partnership for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $31,829  $6,337  $14,290 $14,417  $40,855  $2,792
    Data processing         9,288   4,488    5,166   2,397   26,055   2,074
    Investor communica-
      tions                  None    None     None    None    4,926    None
    Legal                  20,483   6,950   11,001  11,098   19,064   2,828
    Portfolio management   70,510  10,566   38,243  38,580   81,974  11,039
    Property sales
      administration       70,769   1,032   18,846  19,012    3,006     577
    Other                    None    None     None    None    5,665    None

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $16,999 and $82,931 for 1996 and 1995, respectively.

11. Property Sales:

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

(b) The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 75% and 25%, respectively. In September 1997, the joint venture sold the property for a sales price of $21,000,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $16,470,524, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the joint venture paid $164,705 in fees relating to the assumption of the mortgage loan by the purchaser and $461,949 in selling costs. In addition, a state withholding tax of $381,256 was paid relating to the gain on sale of the property which has been recorded as a deemed distribution for financial statement purposes, of which $95,314 was the minority joint venture partner's share. The basis of the property was $13,803,397, which is net of accumulated depreciation of $9,035,587. For financial statement purposes, the joint venture recognized a gain of $6,569,949 from the sale of this property, of which $1,642,542 is the minority joint venture partner's share.

(c) In June 1996, the Partnership sold the Country Ridge Apartments in an all cash sale for $15,950,000. From the proceeds of the sale, the Partnership paid $8,770,310 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $134,625 in selling costs. The basis of the property was $6,741,814, which is net of accumulated depreciation of $3,705,963. For financial statement purposes, the Partnership recognized a gain of $9,073,561 from the sale of this property.

(d) The Shadowridge Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 70% and 30%, respectively. In August 1996, the joint venture sold the property in an all cash sale for

$12,600,000. From the proceeds of the sale, the joint venture paid $7,961,627 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $384,545 in selling costs. The basis of the property was $8,151,131, which is net of accumulated depreciation of $4,406,663. For financial statement purposes, the Partnership recognized a gain of $4,064,324 from the sale of this property, of which $1,219,297 is the minority joint venture partner's share.

(e) In September 1996, the Partnership sold the Park Place Apartments - Phase II in an all cash sale for $12,125,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $8,996,012 which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $181,719 in selling costs. The basis of the property was $5,552,752, which is net of accumulated depreciation of $3,932,895. For financial statement purposes, the Partnership recognized a gain of $6,390,529 from the sale of this property.

12. Extraordinary Items:

(a) In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote off the remaining unamortized financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during 1997, the joint venture that owned the property wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the remaining unamortized balance of the discount fee of $61,894 was written off. The minority joint venture partner's share of this amount was $15,473. These amounts were recognized as debt extinguishment expense and classified as extraordinary items for financial statement purposes.

(b) In connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture was obligated under a $1,350,000 non-interest bearing note from an unaffiliated party, which was to be repaid only to the extent that net sales proceeds exceeded a certain predetermined level. The net proceeds received from the sale of the property did not meet the required level. Therefore, the note was not repaid and has been forgiven, which resulted in an extraordinary gain on forgiveness of debt of $1,350,000 for financial statement purposes, of which $337,500 represents the minority joint venture partner's share.

(c) In connection with the sales of the Country Ridge, Shadowridge and Park Place - Phase II apartment complexes during 1996, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $440,081. This amount was recognized as an extraordinary item and classified as debt extinguishment expense, of which $7,165 represents the Shadowridge Apartments minority joint venture partner's share.

(d) The Partnership owned a minority joint venture interest in Lakeville Resort Apartments. In connection with the sale during October 1996, the joint venture wrote off the remaining unamortized deferred expenses. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense. The Partnership's share of the extraordinary item was $193,532.

(e) Shadowridge Apartments was owned by a joint venture consisting of the Partnership and an affiliate. During 1995, the joint venture recognized an extraordinary gain on forgiveness of debt of $69,409 in connection with a settlement reached with the seller, of which $20,823 represents the affiliate's share.

(f) The Partnership owned a minority joint venture interest in Lakeville Resort Apartments. In June 1995, the mortgage note was refinanced with a new lender. In connection with this transaction, the Partnership recognized it's share of the write off of unamortized deferred expenses of $58,521.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage Notes Payable: Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximated the carrying value.

14. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

15. Subsequent Event:

In January 1998, the Partnership made a distribution of $719,778 ($12.18 per Interest) to the holders of Limited Partnership Interests, representing remaining available Net Cash Receipts reserves of $7.25 per Interest and available Net Cash Proceeds of $4.93 per Interest, from the Partnership's share of the sale holdback on North Hill Apartments.