Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1998-04-27
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                    1998         1997
                                                ------------ -------------
Cash and cash equivalents                       $ 1,691,035  $  2,414,280
Accounts and accrued interest receivable              7,679        58,673
Prepaid expenses                                        557
                                                ------------ -------------
                                                $ 1,699,271  $  2,472,953
                                                ============ =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    33,398  $     33,961
Due to affiliates                                    33,345        29,373
                                                ------------ -------------
    Total liabilities                                66,743        63,334

Commitments and contingencies

Limited Partners' capital (59,092
  Limited Partnership Interests
  issued and outstanding)                         1,941,045     2,718,136
General Partner's deficit                          (308,517)     (308,517)
                                                ------------ -------------
    Total partners' capital                       1,632,528     2,409,619
                                                ------------ -------------
                                                $ 1,699,271  $  2,472,953
                                                ============ =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
           for the quarters ended March 31, 1998 and March 31, 1997
                                  (Unaudited)

                                                    1998         1997
                                                ------------ -------------
Income:
  Rental and service                                         $  1,324,285
  Interest on short-term investments            $    20,168        36,698
  Other income                                        7,972
                                                ------------ -------------
    Total income                                     28,140     1,360,983
                                                ------------ -------------
Expenses:
  Interest on mortgage notes payable                              463,287
  Depreciation                                                    216,003
  Amortization of deferred expenses                                27,910
  Property operating                                 19,830       382,813
  Real estate taxes                                               116,335
  Property management fees                                         64,486
  Administrative                                     65,623        86,038
                                                ------------ -------------
    Total expenses                                   85,453     1,356,872
                                                ------------ -------------
(Loss) income before affiliate's
  participation in joint venture                    (57,313)        4,111
Affiliate's participation in loss from
  joint venture                                                       527
                                                ------------ -------------
Net (loss) income                               $   (57,313) $      4,638
                                                ============ =============
Net income allocated to General Partner                None  $         46
                                                ============ =============
Net (loss) income allocated to Limited Partners $   (57,313) $      4,592
                                                ============ =============
Net (loss) income per Limited Partnership
  Interest (59,092 issued and outstanding)
  - Basic and Diluted                           $     (0.97) $       0.08
                                                ============ =============
Distribution to Limited Partners                $   719,778  $  4,402,354
                                                ============ =============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)      $     12.18  $      74.50
                                                ============ =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
           for the quarters ended March 31, 1998 and March 31, 1997
                                  (Unaudited)

                                                     1998         1997
                                                ------------ -------------
Operating activities:
Net (loss) income                               $   (57,313) $      4,638
  Adjustments to reconcile net (loss)
    income to net cash (used in) or provided
    by operating activities:
      Affiliate's participation in loss
        from joint venture                                           (527)
      Depreciation of properties                                  216,003
      Amortization of deferred expenses                            27,910
      Net change in:
        Escrow deposits                                            35,134
        Accounts and accrued interest
          receivable                                 50,994      (191,567)
        Prepaid expenses                               (557)       44,916
        Accounts payable                               (563)      (16,982)
        Due to affiliates                             3,972        (2,507)
        Accrued real estate taxes                                 116,335
        Security deposits                                           5,838
                                                ------------ -------------
  Net cash (used in) or provided
    by operating activities                          (3,467)      239,191
                                                ------------ -------------
Investing activity:
  Distribution from joint venture with
    an affiliate                                                1,046,660
                                                             -------------
  Cash provided by investing activity                           1,046,660
                                                             -------------
Financing activities:
  Distribution to Limited Partners                 (719,778)   (4,402,354)
  Principal payments on mortgage notes
    payable                                                       (57,026)
  Distribution to joint venture partner
    - affiliate                                                   (31,085)
                                                ------------ -------------
  Net cash used in financing activities            (719,778)   (4,490,465)
                                                ------------ -------------
Net change in cash and cash equivalents            (723,245)   (3,204,614)
Cash and cash equivalents at beginning
  of period                                       2,414,280     5,888,040
                                                ------------ -------------
Cash and cash equivalents at end of period      $ 1,691,035  $  2,683,426
                                                ============ =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Other Income:

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996.

4. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $463,287.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                        Paid       Payable
                                      ---------   ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 5,954     $ 33,345

6. Contingencies:

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. As of March 31, 1998, the Partnership had no properties remaining in it's portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Summary of Operations
---------------------

The Partnership incurred a net loss for the quarter ended March 31, 1998 as compared to net income for the same period in 1997 primarily due to the sales in 1997 of the remaining two properties which were generating income. Further discussion of the Partnership's operations are summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Howell Station and North Hill apartment complexes during 1997. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the property sales prior to distribution to Limited Partners, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's two remaining properties in 1997. The Partnership paid additional expenditures during 1998 relating primarily to North Hill Apartments, which was sold in 1997.

Due to lower accounting and legal fees as a result of the prior years' property sales, administrative expense decreased during 1998 as compared to 1997.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Due to the sale of this property in 1997 affiliate's participation in loss from joint venture ceased during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $723,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the distribution paid to Limited Partners during January 1998. The Partnership used cash of approximately $3,000 in its operating activities to pay administrative and property operating expenses which was partially offset by the receipt of interest income on short-term investments and a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996. Financing activities consisted of the payment of a distribution to Limited Partners of approximately $720,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the proceeds from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received cumulative distributions of Net Cash Receipts of $59.75 per $1,000 Interest and Net Cash Proceeds of $363.95 per $1,000 Interest, totaling $423.70 per $1,000 Interest. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover a substantial portion of their original investment.

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

(27) Financial Data schedule of the Partnership for the three months ended March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

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


Date: April 27, 1998
      -----------------------