Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1998-08-11
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998          1997
                                              ------------- --------------
Cash and cash equivalents                     $  1,664,616  $   2,414,280
Accounts and accrued interest receivable             7,300         58,673
                                              ------------- --------------
                                              $  1,671,916  $   2,472,953
                                              ============= ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     21,139  $      33,961
Due to affiliates                                   39,756         29,373
                                              ------------- --------------
     Total liabilities                              60,895         63,334
                                              ------------- --------------
Commitments and contingencies

Limited Partners' capital (59,092 Interests
  issued and outstanding)                        1,919,538      2,718,136
General Partner's deficit                         (308,517)      (308,517)
                                              ------------- --------------
    Total partners' capital                      1,611,021      2,409,619
                                              ------------- --------------
                                              $  1,671,916  $   2,472,953
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                   1998          1997
                                              ------------- --------------
Income:
  Rental and service                                        $   2,359,598
  Interest on short-term investments          $     42,424         95,349
  Other income                                       7,972
                                              ------------- --------------
    Total income                                    50,396      2,454,947
                                              ------------- --------------
Expenses:
  Interest on mortgage notes payable                              884,242
  Depreciation                                                    398,991
  Amortization of deferred expenses                                53,538
  Property operating                                19,830        793,312
  Real estate taxes                                               212,311
  Property management fees                                        116,640
  Administrative                                   109,386        215,826
                                              ------------- --------------
    Total expenses                                 129,216      2,674,860
                                              ------------- --------------
(Loss) before gain on sale of property,
  affiliate's participation in joint venture
  and extraordinary item                           (78,820)      (219,913)

Gain on sale of property                                        4,846,446

Affiliate's participation in loss from
  joint venture                                                    11,792
                                              ------------- --------------
(Loss) income before extraordinary item            (78,820)     4,638,325

Extraordinary item:
  Debt extinguishment expense                                    (379,280)
                                              ------------- --------------
Net (loss) income                             $    (78,820) $   4,259,045
                                              ============= ==============
Income before extraordinary item
  allocated to General Partner                       None   $      46,383
                                              ============= ==============
(Loss) income before extraordinary item
  allocated to Limited Partners               $    (78,820) $   4,591,942
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                   1998          1997
                                              ------------- --------------
(Loss) income before extraordinary item per
  Limited Partnership Interest (59,092 issued
  and outstanding) - Basic and Diluted        $      (1.33) $       77.71
                                              ============= ==============
Extraordinary item allocated to
  General Partner                                    None   $      (3,793)
                                              ============= ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (375,487)
                                              ============= ==============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                                  None   $       (6.36)
                                              ============= ==============
Net income allocated to General Partner              None   $      42,590
                                              ============= ==============
Net (loss) income allocated to
  Limited Partners                            $    (78,820) $   4,216,455
                                              ============= ==============
Net (loss) income per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                           $      (1.33) $       71.35
                                              ============= ==============

Distributions to Limited Partners             $    719,778  $   5,083,094
                                              ============= ==============
Distributions per Limited Partnership
  Interest (59,092 issued and outstanding)    $      12.18  $       86.02
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                   1998          1997
                                              ------------- --------------
Income:
  Rental and service                                        $   1,035,313
  Interest on short-term investments          $     22,256         58,651
                                              ------------- --------------
    Total income                                    22,256      1,093,964
                                              ------------- --------------
Expenses:
  Interest on mortgage notes payable                              420,955
  Depreciation                                                    182,988
  Amortization of deferred expenses                                25,628
  Property operating                                              410,499
  Real estate taxes                                                95,976
  Property management fees                                         52,154
  Administrative                                    43,763        129,788
                                              ------------- --------------
    Total expenses                                  43,763      1,317,988
                                              ------------- --------------
(Loss) before gain on sale of property,
  affiliate's participation in joint venture
  and extraordinary item                           (21,507)      (224,024)

Gain on sale of property                                        4,846,446

Affiliate's participation in loss from
  joint venture                                                    11,265
                                              ------------- --------------
(Loss) income before extraordinary item            (21,507)     4,633,687

Extraordinary item:
  Debt extinguishment expense                                    (379,280)
                                              ------------- --------------
Net (loss) income                             $    (21,507) $   4,254,407
                                              ============= ==============
Income before extraordinary item
  allocated to General Partner                       None   $      46,337
                                              ============= ==============
(Loss) income before extraordinary item
  allocated to Limited Partners               $    (21,507) $   4,587,350
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                   1998          1997
                                              ------------- --------------
(Loss) income before extraordinary item per
  Limited Partnership Interest (59,092 issued
  and outstanding) - Basic and Diluted        $      (0.36) $       77.63
                                              ============= ==============
Extraordinary item allocated to
  General Partner                                    None   $      (3,793)
                                              ============= ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (375,487)
                                              ============= ==============
Extraordinary item per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                                  None   $       (6.36)
                                              ============= ==============
Net income allocated to General Partner              None   $      42,544
                                              ============= ==============
Net (loss) income allocated to
  Limited Partners                            $    (21,507) $   4,211,863
                                              ============= ==============
Net (loss) income per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                           $      (0.36) $       71.27
                                              ============= ==============
Distribution to Limited Partners                     None   $     680,740
                                              ============= ==============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)           None   $       11.52
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                   1998          1997
                                              ------------- --------------
Operating activities:
  Net (loss) income                           $    (78,820) $   4,259,045
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activities:
      Gain on sale of property                                 (4,846,446)
      Debt extinguishment expense                                  95,822
      Affiliate's participation in loss from
        joint venture                                             (11,792)
      Depreciation of properties                                  398,991
      Amortization of deferred expenses                            53,538
      Net change in:
        Escrow deposits                                           131,497
        Accounts and accrued interest receivable    51,373         57,872
        Prepaid expenses                                           59,888
        Accounts payable                           (12,822)        85,353
        Due to affiliates                           10,383          4,513
        Accrued real estate taxes                                 153,702
        Security deposits                                         (39,485)
                                              ------------- --------------
    Net cash (used in) or provided by
      operating activities                         (29,886)       402,498
                                              ------------- --------------
Investing activities:
  Proceeds from sale of property                               10,000,000
  Payment of selling costs                                       (272,478)
  Distributions from joint venture with
    an affiliate                                                1,046,660
                                                            --------------
    Net cash provided by investing activities                  10,774,182
                                                            --------------
Financing activities:
  Distributions to Limited Partners               (719,778)    (5,083,094)
  Deemed distribution to Limited Partners                        (214,203)
  Principal payments on mortgage note payable                    (103,407)
  Repayment of mortgage note payable                           (6,443,945)
  Distribution to joint venture
    partner - affiliate                                           (31,085)
                                              ------------- --------------
    Cash used in financing activities             (719,778)   (11,875,734)
                                              ------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                   1998          1997
                                              ------------- --------------
Net change in cash and cash equivalents           (749,664)      (699,054)
Cash and cash equivalents at beginning
  of period                                      2,414,280      5,888,040
                                              ------------- --------------
Cash and cash equivalents at end of period    $  1,664,616  $   5,188,986
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

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

4. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $884,242.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $  9,137       $ 3,183    $   39,756


6. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. As of June 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the six months and quarter ended June 30, 1998. This was the primary reason the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. The Partnership recognized a gain in connection with the sale of the Howell Station Apartments in May 1997. This was the primary reason the Partnership recognized net income during the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

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

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's two remaining properties in 1997. The Partnership paid final payroll expenditures during 1998 relating to North Hill Apartments, which was sold in 1997.

Due to expenses incurred by the General Partner to sell the Partnership's two remaining properties in 1997 and lower accounting and legal fees as a result of prior years' property sales, administrative expenses decreased during 1998 as compared to 1997.

In May 1997, the Partnership sold the Howell Station Apartments and recognized a gain in connection with the sale of $4,846,446.

In connection with the sale of the Howell Station Apartments in May 1997, the Partnership wrote off the remaining unamortized deferred financing fees of $95,822 and paid a prepayment penalty of $283,458. These amounts were recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Due to the sale of this property in 1997 affiliate's participation in loss from joint venture ceased during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $750,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the distribution paid to Limited Partners during January 1998. The Partnership used cash of approximately $30,000 in its operating activities to pay administrative and property operating expenses which was partially offset by the receipt of interest income on short-term investments and a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996. Financing activities consisted of the payment of a distribution to Limited Partners of approximately $720,000.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 dated August 2, 1985 (Registration No. 2-97249), and Form of Confirmation regarding Interests in the Partnership set forth as Exhibit 4.2 to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14350) are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Shadowridge Apartments previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Shadowridge Apartments previously filed as Exhibit (99) to the Registrant's Current Report on Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(x) Eighth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, is incorporate herein by reference.

(c)(i) Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

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

(27) Financial Data schedule of the Partnership for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date:
      -----------------------