Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1998-11-10
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                   1998           1997
                                              ------------- --------------
Cash and cash equivalents                     $  1,663,965  $   2,414,280
Accounts and accrued interest receivable             7,280         58,673
                                              ------------- --------------
                                              $  1,671,245  $   2,472,953
                                              ============= ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     35,799  $      33,961
Due to affiliates                                   42,707         29,373
                                              ------------- --------------
     Total liabilities                              78,506         63,334
                                              ------------- --------------
Commitments and contingencies

Limited Partners' capital (59,092 Interests
  issued and outstanding)                        1,901,256      2,718,136
General Partner's deficit                         (308,517)      (308,517)
                                              ------------- --------------
    Total partners' capital                      1,592,739      2,409,619
                                              ------------- --------------
                                              $  1,671,245  $   2,472,953
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                   1998           1997
                                              ------------- --------------
Income:
  Rental and service                                        $   2,914,033
  Interest on short-term investments          $     64,752        144,631
  Other income                                       7,972
                                              ------------- --------------
    Total income                                    72,724      3,058,664
                                              ------------- --------------
Expenses:
  Interest on mortgage notes payable                            1,122,982
  Depreciation                                                    505,448
  Amortization of deferred expenses                                67,582
  Property operating                                19,830        984,639
  Real estate taxes                                               259,058
  Property management fees                                        147,902
  Administrative                                   149,996        304,287
                                              ------------- --------------
    Total expenses                                 169,826      3,391,898
                                              ------------- --------------
Loss before gain on sales of properties,
  affiliate's participation in joint venture
  and extraordinary items                          (97,102)      (333,234)

Gain on sales of properties                                    11,416,395

Affiliate's participation in income from
  joint venture before extraordinary items                     (1,465,674)
                                              ------------- --------------
(Loss) income before extraordinary items           (97,102)     9,617,487
                                                            --------------
Extraordinary items:
  Debt extinguishment expense                                  (1,059,093)
  Affiliate's participation in debt
    extinguishment expense                                        169,953
  Gain on forgiveness of debt                                   1,350,000
  Affiliate's participation in gain on
    forgiveness of debt                                          (337,500)
                                                            --------------
Total extraordinary items                                         123,360
                                              ------------- --------------
Net (loss) income                             $    (97,102) $   9,740,847
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                  1998           1997
                                             ------------- --------------
Income before extraordinary items
  allocated to General Partner                       None   $      40,003
                                              ============= ==============
(Loss) income before extraordinary items
  allocated to Limited Partners               $    (97,102) $   9,577,484
                                              ============= ==============
(Loss) income before extraordinary item per
  Limited Partnership Interest (59,092 issued
  and outstanding) - Basic and Diluted        $      (1.64) $      162.07
                                              ============= ==============
Extraordinary items allocated to
  General Partner                                    None   $         442
                                              ============= ==============
Extraordinary items allocated to
  Limited Partners                                   None   $     122,918
                                              ============= ==============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                                  None   $        2.08
                                              ============= ==============
Net income allocated to General Partner              None   $      40,445
                                              ============= ==============
Net (loss) income allocated to
  Limited Partners                            $    (97,102) $   9,700,402
                                              ============= ==============
Net (loss) income per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                           $      (1.64) $      164.15
                                              ============= ==============
Distributions to Limited Partners             $    719,778  $   8,037,694
                                              ============= ==============
Distributions per Limited Partnership
  Interest (59,092 issued and outstanding)    $      12.18  $      136.02
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                   1998           1997
                                              ------------- --------------
Income:
  Rental and service                                        $     554,435
  Interest on short-term investments          $     22,328         49,282
                                              ------------- --------------
    Total income                                    22,328        603,717
                                              ------------- --------------
Expenses:
  Interest on mortgage notes payable                              238,740
  Depreciation                                                    106,457
  Amortization of deferred expenses                                14,044
  Property operating                                              191,327
  Real estate taxes                                                46,747
  Property management fees                                         31,262
  Administrative                                    40,610         88,461
                                              ------------- --------------
    Total expenses                                  40,610        717,038
                                              ------------- --------------
Loss before gain on sale of property,
  affiliate's participation in joint venture
  and extraordinary items                          (18,282)      (113,321)

Gain on sale of property                                        6,569,949

Affiliate's participation in income from
  joint venture before extraordinary items                     (1,477,466)
                                              ------------- --------------
(Loss) income before extraordinary items           (18,282)     4,979,162
                                                            --------------
Extraordinary items:
  Debt extinguishment expense                                    (679,813)
  Affiliate's participation in debt
    extinguishment expense                                        169,953
  Gain on forgiveness of debt                                   1,350,000
  Affiliate's participation in gain on
    forgiveness of debt                                          (337,500)
                                                            --------------
Total extraordinary items                                         502,640
                                              ------------- --------------
Net (loss) income                             $    (18,282) $   5,481,802
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                   1998           1997
                                              ------------- --------------

Loss before extraordinary items
  allocated to General Partner                       None   $      (6,380)
                                              ============= ==============
(Loss) income before extraordinary items
  allocated to Limited Partners               $    (18,282) $   4,985,542
                                              ============= ==============
(Loss) income before extraordinary item per
  Limited Partnership Interest (59,092 issued
  and outstanding) - Basic and Diluted        $      (0.31) $       84.36
                                              ============= ==============
Extraordinary items allocated to
  General Partner                                    None   $       4,235
                                              ============= ==============
Extraordinary items allocated to
  Limited Partners                                   None   $     498,405
                                              ============= ==============
Extraordinary items per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                                  None   $        8.44
                                              ============= ==============
Net loss allocated to General Partner                None   $      (2,145)
                                              ============= ==============
Net (loss) income allocated to
  Limited Partners                            $    (18,282) $   5,483,947
                                              ============= ==============
Net (loss) income per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                           $      (0.31) $       92.80
                                              ============= ==============
Distribution to Limited Partners                     None   $   2,954,600
                                              ============= ==============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)           None   $       50.00
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                   1998           1997
                                              ------------- --------------
Operating activities:
  Net (loss) income                           $    (97,102) $   9,740,847
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activities:
      Gain on sale of properties                              (11,416,395)
      Debt extinguishment expense                                 775,635
      Affiliate's participation in
        debt extinguishment expense                              (169,953)
      Gain on forgiveness of debt                              (1,350,000)
      Affiliate's participation in
        gain on forgiveness of debt                               337,500
      Affiliate's participation in income
        from joint venture                                      1,465,674
      Depreciation of properties                                  505,448
      Amortization of deferred expenses                            67,582
      Net change in:
        Escrow deposits                                           696,354
        Accounts and accrued interest receivable    51,393        (53,586)
        Prepaid expenses                                           59,888
        Accounts payable                             1,838         93,700
        Due to affiliates                           13,334        150,169
        Security deposits                                        (159,650)
                                              ------------- --------------
    Net cash (used in) or provided by
      operating activities                         (30,537)       743,213
                                              ------------- --------------
Investing activities:
  Proceeds from sale of properties                             14,516,409
  Payment of selling costs                                       (899,132)
  Distributions from joint venture with
    an affiliate                                                1,046,660
                                                            --------------
    Net cash provided by investing activities                  14,663,937
                                                            --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)

                                                   1998           1997
                                              ------------- --------------
Financing Activities:
  Distributions to Limited Partners               (719,778)    (8,037,694)
  Deemed distribution to Limited Partners                        (597,449)
  Principal payments on mortgage note payable                    (130,892)
  Repayment of mortgage note payable                           (6,443,945)
  Distributions to joint venture
    partner - affiliate                                          (954,814)
                                              ------------- --------------
    Cash used in financing activities             (719,778)   (16,164,794)
                                              ------------- --------------

Net change in cash and cash equivalents           (750,315)      (757,644)
Cash and cash equivalents at beginning
  of period                                      2,414,280      5,888,040
                                              ------------- --------------
Cash and cash equivalents at end of period    $  1,663,965  $   5,130,396
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

(c) Several reclassifications have been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. These reclassifications have not changed the 1997 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Other Income:

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996.

4. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $1,122,982.

5. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $  14,297      $ 5,160    $   42,707


6. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. As of September 30, 1998, the Partnership had no properties remaining in its portfolio.

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

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the nine months and quarter ended September 30, 1998. This was the primary reason the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. The Partnership recognized gains in connection with the sales of the North Hill Apartments in September 1997 and the Howell Station Apartments in May 1997. These were the primary reasons the Partnership recognized net income during the nine months and quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

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

Due to lower data processing, portfolio management and accounting fees as a result of prior years' property sales, administrative expenses decreased during 1998 as compared to 1997.

In September 1997, the Partnership sold the North Hill Apartments and recognized a gain in connection with the sale of $6,569,949. In May 1997, the Partnership sold the Howell Station Apartments and recognized a gain in connection with the sale of $4,846,446.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Due to the sale of this property in 1997, affiliate's participation in income from joint venture ceased during 1997.

In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote off the remaining unamortized deferred financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during 1997, the joint venture that owned the property wrote off the remaining unamortized deferred financing fees of $617,919 of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the sale of the property, the remaining unamortized balance of a bond discount fee of $61,894 was written off of which $15,473 was the minority joint venture partner's share. These amounts were recognized as debt extinguishment expense and classified as extraordinary items for financial statement purposes.

As a result of the 1997 sale of the North Hill Apartments, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the North Hill Apartments' minority joint venture partner's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $750,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the distribution paid to Limited Partners during January 1998. The Partnership used cash of approximately $31,000 in its operating activities to pay administrative and property operating expenses which was partially offset by the receipt of interest income on short-term investments and a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996. Financing activities consisted of the payment of a distribution to Limited Partners of approximately $720,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the proceeds from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein, et al. vs Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed class action complaint, Klein, et al. vs Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and an oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(10) Material Contracts:

(a)(i) Agreement of Sale relating to the sale of North Hill Apartments, DeKalb County, Georgia, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated May 22, 1997, is incorporated herein by reference.

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

(x) Eighth Amendment to Agreement of Sale and Escrow Agreement relating to the sale of North Hill Apartments, DeKalb County, Georgia, is incorporated herein by reference.

(b)(i) Agreement of Sale relating to the sale of Howell Station Apartments previously filed as Exhibit (2)(b)(ii) to the Registrant's Current Report on Form 8-K dated February 21, 1997, is incorporated herein by reference.

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

(27) Financial Data schedule of the Partnership for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 10, 1998
      -----------------------