Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1999-03-22
CIK 766769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in September 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the Affiliated Partnerships), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 4,679.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  ----------
Total income          $94,015   $3,144,396$14,299,834 $12,057,899  $11,089,861
(Loss) income before
  gain on sales,
  affiliates'
  participation in
  joint ventures
  and extraordinary
  items             (115,364)     (386,939) 4,798,662    (87,295)     (487,293)
Net (loss) income   (115,364)    9,546,094 22,556,310    (27,411)      (70,139)
Net (loss) income
  per Limited
  Partnership
  Interest - Basic
  and Diluted           (1.95)      160.86     377.90        (.46)       (1.18)
Total assets        1,653,365    2,472,953 27,755,377  45,259,656   46,571,333
Mortgage notes
  payable                None         None 24,324,028  50,428,070   50,987,329
Distributions per
  Limited Part-
  nership Interest (A)  12.18       174.02     230.00        7.50         None

(A) These amounts include distributions of original capital of $4.93, $159.02 and $200.00 per Limited Partnership Interest for 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") sold its two remaining properties during 1997 and three properties during 1996, and recognized gains in connection with these sales. During 1998, administrative and property operating expenses were higher than interest income earned on short-term investments which resulted in a net loss during 1998 as compared to net income during 1997. As a result of the higher gains recognized from the property sales in 1996, net income decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Partnership sold the Howell Station and North Hill apartment complexes during 1997 and recognized gains of $6,569,949 and $4,846,446, respectively, in connection with these sales. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Due to higher average cash balances in 1997 as a result of the investment of proceeds received in connection with the property sales prior to distribution to Limited Partners, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the 1996 sale of the Country Ridge Apartments and during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's two remaining properties in 1997. The Partnership paid its share of final payroll expenditures during 1998 relating to North Hill Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate and was sold in 1997.

Due primarily to lower accounting, data processing and portfolio management fees as a result of prior years' property sales, administrative expenses decreased during 1998 as compared to 1997.

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Due to the sale of this property in 1997, affiliate's participation in income from joint venture ceased during 1997.

In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote-off the remaining unamortized deferred financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during 1997, the joint venture wrote off the remaining unamortized deferred financing fees of $617,919 of which $154,480 represents the North Hill Apartments minority joint venture partner's share.

Additionally, in connection with the sale of the property, the remaining unamortized balance of a bond discount fee of $61,894 was written off, of which $15,473 was the minority joint venture partner's share. These amounts were recognized as debt extinguishment expense and classified as extraordinary items for financial statement purposes.

As a result of the 1997 sale of the North Hill Apartments, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the North Hill Apartments' minority joint venture partner's share.

1997 Compared to 1996
---------------------

During 1996, the Partnership sold the Country Ridge, Shadowridge and Park Place-Phase II apartment complexes and recognized gains in connection with these sales totaling $19,528,414. These property sales as well as the 1997 property sales resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $768,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the distribution paid to Limited Partners during January 1998. The Partnership used cash of approximately $48,000 in its operating activities to pay administrative and property operating expenses relating to sold properties which were partially offset by the receipt of interest income on short-term investments and a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996. Financing activities consisted of the payment of a distribution to Limited Partners of approximately $720,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the proceeds from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions in 1998, 1997 and 1996 totaling $12.18, $174.02 and $230.00 per Limited Partnership Interest, respectively. See Statements of Partners' Capital (Deficit) for additional information. Distributions were comprised of $7.25 per Interest of Net Cash Receipts and $4.93 per Interest of Net Cash Proceeds in 1998, $15.00 per Interest of Net Cash Receipts and $159.02 per Interest of Net Cash Proceeds in 1997, and $30.00 per Interest of Net Cash Receipts and $200.00 per Interest of Net Cash Proceeds in 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The

Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------
Total assets          $1,653,365   $8,167,967   $2,472,953    $8,984,257
Partners' Capital
  (deficit)
  accounts:
    General Partner     (308,517)    (307,663)    (308,517)     (308,517)
    Limited Partners   1,882,994    8,397,003    2,718,136     9,247,017
Net (loss) income:
    General Partner         None          854       40,445       160,555
    Limited Partners    (115,364)    (130,236)   9,505,649    16,285,494
    Per Limited Part-
      nership Interest     (1.95)(A)    (2.20)      160.86(A)     275.60

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                              OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and indutrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms Kosik is also a member of the board of directors of the Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests               None              None

As of December 31, 1998 the relatives of the officers and affiliates of the partners of the General Partner owned an additional 1,180 Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 35 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

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

                         BALCOR REALTY INVESTORS 85-SERIES III
                           A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/ Jayne A. Kosik
                             ---------------------------------

                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XVIII, the
                             General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------  -------------------------------     --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVIII,
                         the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
---------------------                                       --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Partners-XVIII,
                         the General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
--------------------                                        --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series III A Real Estate Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (An Illinois Limited Partnership, "the Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                                   1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   1,646,332  $   2,414,280
Accounts and accrued interest receivable             7,033         58,673
                                             -------------- --------------
                                             $   1,653,365  $   2,472,953
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      57,724  $      33,961
Due to affiliates                                   21,164         29,373
                                             -------------- --------------
    Total liabilities                               78,888         63,334
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital  (59,092
  Limited Partnership Interests issued
  and outstanding)                               1,882,994      2,718,136
General Partner's deficit                         (308,517)      (308,517)
                                             -------------- --------------
    Total partners' capital                      1,574,477      2,409,619
                                             -------------- --------------
                                             $   1,653,365  $   2,472,953
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                   Partners' Capital (Deficit) Accounts
                               ------------- -------------- --------------
                                                 General        Limited
                                   Total         Partner       Partners
                               ------------- -------------  -------------
Balance at December 31, 1995   $ (5,318,290) $    (574,525) $  (4,743,765)

Cash distributions to Limited
  Partners  (A)                 (13,591,160)                  (13,591,160)
Net income for the year
  ended December 31, 1996        22,556,310        225,563     22,330,747
                               ------------- -------------- --------------
Balance at December 31, 1996      3,646,860       (348,962)     3,995,822

Cash distributions to Limited
  Partners  (A)                 (10,283,190)                  (10,283,190)
Deemed distribution (B)            (500,145)                     (500,145)
Net income for the year
  ended December 31, 1997         9,546,094         40,445      9,505,649
                               ------------- -------------- --------------
Balance at December 31, 1997      2,409,619       (308,517)     2,718,136

Cash distributions to Limited
  Partners  (A)                    (719,778)                     (719,778)
Net loss for the year
  ended December 31, 1998          (115,364)                     (115,364)
                               ------------- -------------- --------------
Balance at December 31, 1998   $  1,574,477  $    (308,517) $   1,882,994
                               ============= ============== ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                    1998          1997           1996
                                ------------  -------------  -------------
         First Quarter         $      12.18  $       74.50  $        7.50
         Second Quarter                None          11.52           7.50
         Third Quarter                 None          50.00         122.50
         Fourth Quarter                None          38.00          92.50

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

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                   1998          1997            1996
                               ------------- -------------- --------------
Income:
  Rental and service                         $   2,895,058  $   9,176,157
  Interest on short-term
    investments                $     86,043        223,352        248,586
  Participation in income
    of joint venture
    with an affiliate                                           4,875,091
  Other income                        7,972         25,986
                               ------------- -------------- --------------
    Total income                     94,015      3,144,396     14,299,834
                               ------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                                1,109,915      3,306,963
  Depreciation                                     505,448      1,373,849
  Amortization of deferred
    expenses                                        90,088        131,305
  Property operating                 17,455      1,023,498      2,946,970
  Real estate taxes                                259,058        884,257
  Property management fees                         147,902        466,268
  Administrative                    191,924        395,426        391,560
                               ------------- -------------- --------------
    Total expenses                  209,379      3,531,335      9,501,172
                               ------------- -------------- --------------
(Loss) income before gain on
  sales, affiliates'
  participation in joint
  ventures and extraordinary
  items                            (115,364)      (386,939)     4,798,662
Gain on sales of properties                     11,416,395     19,528,414
Affiliates' participation
  in income from
  joint ventures before
  extraordinary items                           (1,606,722)    (1,144,318)
                               ------------- -------------- --------------
(Loss) income before
  extraordinary items              (115,364)     9,422,734     23,182,758
                               ------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                   1998          1997            1996
                               ------------- -------------- --------------
Extraordinary items:
  Debt extinguishment expense                   (1,059,093)      (440,081)
  Affiliate's participation in
    in debt extinguishment
    expense                                        169,953          7,165
  Gain on forgiveness of debt                    1,350,000
  Affiliate's participation in
    gain on forgiveness
    of debt                                       (337,500)
  Participation in debt
    extinguishment expense of
    joint venture with an
    affiliate                                                    (193,532)
                                             -------------- --------------
Total extraordinary items                          123,360       (626,448)
                               ------------- -------------- --------------
Net (loss) income              $   (115,364) $   9,546,094  $  22,556,310
                               ============= ============== ==============
Income before extraordinary
 items allocated to
 General Partner                       None  $      39,922  $     231,827
                               ============= ============== ==============
(Loss) income before
  extraordinary items
  allocated to Limited Partners$   (115,364) $   9,382,812  $  22,950,931
                               ============= ============== ==============
(Loss) income before
  extraordinary items per
  Limited Partnership Interest
  (59,092 issued and
  outstanding) - Basic
  and Diluted                  $      (1.95) $      158.78  $      388.39
                               ============= ============== ==============
Extraordinary items allocated
  to General Partner                   None  $         523  $      (6,264)
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                   1998          1997            1996
                               ------------- -------------- --------------

Extraordinary items allocated
  to Limited Partners                  None  $     122,837  $    (620,184)
                               ============= ============== ==============
Extraordinary items per Limited
  Partnership Interest
 (59,092  issued and
  outstanding) - Basic
  and Diluted                          None  $        2.08  $      (10.49)
                               ============= ============== ==============
Net income allocated to
  General Partner                      None  $      40,445  $     225,563
                               ============= ============== ==============
Net (loss) income allocated to
  Limited Partners             $   (115,364) $   9,505,649  $  22,330,747
                               ============= ============== ==============
Net (loss) income per Limited
  Partnership Interest (59,092
  issued and outstanding) -
  Basic and Diluted            $      (1.95) $      160.86  $      377.90
                               ============= ============== ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                    1998          1997           1996
                               ------------- -------------- --------------
Operating activities:
  Net (loss) income            $   (115,364) $   9,546,094  $  22,556,310
  Adjustments to reconcile net
    (loss) income to net cash
    (used in) or provided by
    operating activities:
      Gain on sales of
        properties                             (11,416,395)   (19,528,414)
      Debt extinguishment
        expense                                    775,635        440,081
      Gain on forgiveness of
        debt                                    (1,350,000)
      Affiliate's participation
        in debt extinguishment
        expense                                   (169,953)        (7,165)
      Affiliate's participation
        in gain on forgiveness
        of debt                                    337,500
      Participation in debt
        extinguishment expense                                    193,532
      Affiliates' participation
        in income from
        joint ventures                           1,606,722      1,144,318
      Participation in income
        of joint venture with
        an affiliate                                           (4,875,091)
      Depreciation of
        properties                                 505,448      1,373,849
      Amortization of deferred
        expenses                                    90,088        131,305
      Net change in:
        Escrow deposits                            338,176         64,933
        Accounts and accrued
          interest receivable        51,640         34,518         (3,474)
        Prepaid expenses                            59,888        301,752
        Accounts payable             23,763         (5,045)       (57,074)
        Due to affiliates            (8,209)       (56,131)        66,194
        Security deposits                         (159,650)      (174,817)
                               ------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                    1998          1997           1996
                               ------------- -------------- --------------
  Net cash (used in) or
    provided by operating
    activities                      (48,170)       136,895      1,626,239
                               ------------- -------------- --------------
Investing activities:
  Proceeds from sales of
    properties                                  14,529,476     31,678,988
  Payment of selling costs                        (899,132)      (700,889)
  Distributions from joint
    ventures with affiliates                     1,046,660      2,495,139
                                             -------------- --------------
  Net cash provided by
    investing activities                        14,677,004     33,473,238
                                             -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                   $   (719,778) $ (10,283,190) $ (13,591,160)
  Deemed distribution to
    Limited Partners                              (595,459)
  Distributions to joint
    venture partners -
    affiliates                                  (1,179,284)    (1,399,775)
  Contributions from joint
    venture partners -
    affiliates                                                     62,932
  Repayment of mortgage notes
    payable                                     (6,443,945)   (16,731,937)
  Release of capital
    improvement escrows                            358,178        639,000
  Payment of deferred expenses                                   (125,000)
  Principal payments on
    mortgage notes payable                        (143,959)      (376,093)
                               ------------- -------------- --------------
  Net cash used in financing
    activities                     (719,778)   (18,287,659)   (31,522,033)
                               ------------- -------------- --------------
Net change in cash and cash
  equivalents                      (767,948)    (3,473,760)     3,577,444
Cash and cash equivalents at
  beginning of year               2,414,280      5,888,040      2,310,596
                               ------------- -------------- --------------
Cash and cash equivalents at
  end of year                  $  1,646,332  $   2,414,280  $   5,888,040
                               ============= ============== ==============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan financing and modification fees which were amortized over the terms of the respective agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership Agreement, the income (loss) allocations have been adjusted.

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

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(l) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on October 25, 1984. The Partnership Agreement provides for Balcor Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 70,000 Limited Partnership Interests at $1,000 per Interest, 59,092 of which were sold on or prior to December 31, 1985, the termination date of the offering.

Pursuant to the Partnership Agreement, Partnership income and losses were to be allocated 99% to the Limited Partners and 1% to the General Partner. For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership Agreement, the income (loss) allocations have been adjusted.

Pursuant to the Partnership Agreement, one hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of excess Net Cash Proceeds and was subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $1,109,915 and $3,306,963 and paid interest expense of $1,122,982 and $3,306,963, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Affiliates' Participation in Joint Ventures:

The North Hill and Shadowridge apartment complexes were owned by joint ventures consisting of the Partnership and affiliated partnerships. The Shadowridge and North Hill apartment complexes were sold in 1996 and 1997, respectively. Profits and losses were allocated 75% to the Partnership and 25% to the affiliate for North Hill Apartments, and 70% to the Partnership and 30% to the affiliate for Shadowridge Apartments. All assets, liabilities, income and expenses of the joint ventures were included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for each affiliate's participation. Net distributions of $1,274,598 and $1,336,843 were made to joint venture partners during 1997, 1996, respectively. See Notes 11 and 12 of Notes to Financial Statements for additional information.

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

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $14,018 less than the tax loss of the Partnership for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             $6,029  $4,081  $31,829  $6,337  $14,290 $14,417
    Data processing         2,328     872    3,991   1,456    2,789    None
    Legal                   4,417   3,001   20,483   6,950   11,001  11,098
    Portfolio management   19,347  13,210   75,807  13,598   40,620  40,977
    Property sales
      administration        1,032    None   70,769   1,032   18,846  19,012

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims prior to May 1, 1995 of $16,999 in 1996.

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

12. Extraordinary Items:

(a) In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote off the remaining unamortized financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during 1997, the joint venture wrote off the remaining unamortized deferred financing fees of $617,919, of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the remaining unamortized balance of the discount fee of

$61,894 was written off. The minority joint venture partner's share of this amount was $15,473. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

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

13. Other Income:

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the 1996 sale of the Country Ridge Apartments and during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

14. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how theoutcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.