Form 10-Q
period 1999-03-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 1999-05-07
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                   1999          1998
                                               ------------- -------------
Cash and cash equivalents                      $  1,627,000  $  1,646,332
Prepaid expenses                                      1,896
Accrued interest receivable                           6,537         7,033
                                               ------------- -------------
                                               $  1,635,433  $  1,653,365
                                               ============= =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     54,722  $     57,724
Due to affiliates                                    23,769        21,164
                                               ------------- -------------
    Total liabilities                                78,491        78,888
                                               ------------- -------------
Commitments and contingencies

Limited Partners' capital (59,092
  Limited Partnership Interests
  issued and outstanding)                         1,865,459     1,882,994
General Partner's deficit                          (308,517)     (308,517)
                                               ------------- -------------
    Total partners' capital                       1,556,942     1,574,477
                                               ------------- -------------
                                               $  1,635,433  $  1,653,365
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
           for the quarters ended March 31, 1999 and March 31, 1998
                                  (Unaudited)

                                                   1999          1998
                                               ------------- -------------
Income:
  Interest on short-term investments           $     19,402  $     20,168
  Other income                                                      7,972
                                               ------------- -------------
    Total income                                     19,402        28,140
                                               ------------- -------------
Expenses:
  Property operating                                               19,830
  Administrative                                     36,937        65,623
                                               ------------- -------------
    Total expenses                                   36,937        85,453
                                               ------------- -------------
Net loss                                       $    (17,535) $    (57,313)
                                               ============= =============
Net loss allocated to General Partner                 None          None
                                               ============= =============
Net loss allocated to Limited Partners         $    (17,535) $    (57,313)
                                               ============= =============
Net loss per Limited Partnership Interest
  (59,092 issued and outstanding) -
  Basic and Diluted                            $      (0.30) $      (0.97)
                                               ============= =============
Distribution to Limited Partners                      None   $    719,778
                                               ============= =============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)            None   $      12.18
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
           for the quarters ended March 31, 1999 and March 31, 1998
                                  (Unaudited)

                                                    1999          1998
                                               ------------- -------------
Operating activities:
Net loss                                       $    (17,535) $    (57,313)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                    496        50,994
        Prepaid expenses                             (1,896)         (557)
        Accounts payable                             (3,002)         (563)
        Due to affiliates                             2,605         3,972
                                               ------------- -------------
  Net cash used in operating activities             (19,332)       (3,467)
                                               ------------- -------------
Financing activity:
  Distribution to Limited Partners                               (719,778)
                                                             -------------
  Cash used in financing activity                                (719,778)
                                                             -------------
Net change in cash and cash equivalents             (19,332)     (723,245)
Cash and cash equivalents at beginning
  of period                                       1,646,332     2,414,280
                                               ------------- -------------
Cash and cash equivalents at end of period     $  1,627,000  $  1,691,035
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                        Paid       Payable
                                      ---------   ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 8,095     $ 23,769

4. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. As of March 31, 1999, the Partnership had no properties remaining in it's portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses and operating expenses related to sold properties which were partially offset by interest income earned on short-term investments. The Partnership also recognized other income in 1998. Primarily as a result of lower administrative expenses in 1999 and operating expenses related to sold properties paid in 1998, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996.

During 1998, the Partnership paid its share of property operating expenses relating to North Hill Apartments, in which the Partnership held a joint venture interest. The property was sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $19,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(27) Financial Data schedule of the Partnership for the quarter ended March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 7, 1999
      -----------