Form 10-Q
period 1999-06-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 1999-08-11
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999          1998
                                              ------------- --------------
Cash and cash equivalents                     $  1,608,912  $   1,646,332
Accrued interest receivable                          6,183          7,033
                                              ------------- --------------
                                              $  1,615,095  $   1,653,365
                                              ============= ==============



                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     57,570  $      57,724
Due to affiliates                                   20,816         21,164
                                              ------------- --------------
     Total liabilities                              78,386         78,888
                                              ------------- --------------
Commitments and contingencies

Limited Partners' capital (59,092 Interests
  issued and outstanding)                        1,845,226      1,882,994
General Partner's deficit                         (308,517)      (308,517)
                                              ------------- --------------
    Total partners' capital                      1,536,709      1,574,477
                                              ------------- --------------
                                              $  1,615,095  $   1,653,365
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)


                                                   1999          1998
                                              ------------- --------------
Income:
  Interest on short-term investments          $     38,245  $      42,424
  Other income                                                      7,972
                                              ------------- --------------
    Total income                                    38,245         50,396
                                              ------------- --------------
Expenses:
  Property operating                                               19,830
  Administrative                                    76,013        109,386
                                              ------------- --------------
    Total expenses                                  76,013        129,216
                                              ------------- --------------
Net loss                                      $    (37,768) $     (78,820)
                                              ============= ==============
Net loss allocated to General Partner                None           None
                                              ============= ==============
Net loss allocated to Limited Partners        $    (37,768) $     (78,820)
                                              ============= ==============
Net loss per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                           $      (0.64) $       (1.33)
                                              ============= ==============
Distribution to Limited Partners                      None  $     719,778
                                              ============= ==============
Distribution per Limited Partnership
  Interest (59,092 issued and outstanding)            None  $       12.18
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (Unaudited)

                                                   1999          1998
                                              ------------- --------------
Income:
  Interest on short-term investments          $     18,843         22,256
                                              ------------- --------------
    Total income                                    18,843         22,256
                                              ------------- --------------
Expenses:
  Administrative                                    39,076         43,763
                                              ------------- --------------
    Total expenses                                  39,076         43,763
                                              ------------- --------------
Net loss                                      $    (20,233) $     (21,507)
                                              ============= ==============
Net loss allocated to General Partner                None           None
                                              ============= ==============
Net loss allocated to Limited Partners        $    (20,233) $     (21,507)
                                              ============= ==============
Net loss per Limited Partnership
  Interest (59,092 issued and outstanding) -
  Basic and Diluted                           $      (0.34) $       (0.36)
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                  1999          1998
                                              ------------- --------------
Operating activities:
  Net loss                                    $    (37,768) $     (78,820)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
         receivable                                    850         51,373
        Accounts payable                              (154)       (12,822)
        Due to affiliates                             (348)        10,383
                                              ------------- --------------
  Net cash used in operating activities            (37,420)       (29,886)
                                              ------------- --------------
Financing activity:
  Distribution to Limited Partners                               (719,778)
                                                            --------------
  Cash used in financing activity                                (719,778)
                                                            --------------

Net change in cash and cash equivalents            (37,420)      (749,664)
Cash and cash equivalents at beginning
  of year                                        1,646,332      2,414,280
                                              ------------- --------------
Cash and cash equivalents at end of period    $  1,608,912  $   1,664,616
                                              ============= ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses, paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1999 were:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost     $ 17,211      $ 9,116    $ 20,816


4. Contingencies:

(a) The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") was formed in 1984 to invest in and operate income-producing real property. The Partnership raised $59,092,000 from the sale of Limited Partnership Interests and utilized these proceeds to acquire eight real properties and a minority joint venture interest in one additional real property. As of June 30, 1999, the Partnership had no properties remaining in its portfolio.

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

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During 1998, the Partnership also paid operating expenses related to a sold property and recognized other income. Primarily as a result of lower administrative expenses in 1999 and operating expenses related to a sold property paid in 1998, the Partnership's net loss decreased during the six months and quarter ended June 30, 1999 as compared to the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the six months and quarters ended June 30, 1999 and 1998.

As a result of lower interest rates in 1999 and higher cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 when compared to 1998.

The Partnership recognized other income during the first quarter of 1998 in connection with a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments during 1996.

During the first quarter of 1998, the Partnership paid its share of property operating expenses relating to North Hill Apartments, in which the Partnership held a joint venture interest. The property was sold in 1997.

Primarily due to a decrease in accounting fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership decreased by approximately $37,000 as of June 30, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Bruss et al. vs. Lehman Brothers Inc., et al.
---------------------------------------------

With regard to the Dorothy Bruss litigation, the defendants filed two motions on May 12, 1999. The first motion was a Motion to Change Venue from Essex County, New Jersey to Union County, New Jersey, where the predecessor complaint, the Lenore Klein case, had been filed. The second motion was a Motion to Dismiss the complaint for failure to state a cause of action. On May 21, 1999, the plaintiffs filed a Motion for Class Certification. On July 16, 1999, the court denied the defendants' Motion to Change Venue. The defendants anticipate filing an appeal from the court's ruling on this issue.


Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
----------------------------------------------------------------
Company, et al.
---------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

(27) Financial Data schedule of the Partnership for the six months ended June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

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



Date: August 11, 1999
      ---------------