Form 10-K
period 1999-12-31
BALCOR REALTY INVESTORS 85 SERIES III
filed 2000-03-29
CIK 766769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
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

                         Limited Partnership Interest
                         -----------------------------
                               (Title of class)

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all its interests in real estate. The Registrant sold its final real estate investment in September 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant, as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the Bruss and Masri lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of such contingencies. There can be no assurances as to the time frame for conclusion of all contingencies.

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

Item 2. Properties
------------------

As of December 31, 1999, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------


Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------
On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Partnership, ten additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and 9 individuals were named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein case (now dismissed) and Raymond Masri case (see below). The Bruss complaint raises largely the same issues as those raised in the Lenore Klein and the Raymond Masri cases.

Upon the defendants' Motion to Dismiss, the Bruss complaint was dismissed without prejudice on September 24, 1999. An amended complaint was filed on November 30, 1999. The amended complaint differs from the original complaint in that 8 of the 9 individual defendants and American Express Company were deleted as defendants; the amended complaint also deletes 4 counts for breach of fiduciary duty, breach of contract, conspiracy and violations of the New Jersey RICO statute and similar statutes of other states. The amended complaint alleges, common law fraud, equitable fraud, negligent misrepresentation and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partner-ships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants filed a new Motion to Dismiss on January 31, 2000. The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes that it has meritorious defenses to contest the claims.

Raymond Masri vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, twelve additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc., (together with the Partnership, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions;

recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims.

No activity occurred on this matter during 1999. Plaintiffs' counsel also represents the plaintiffs in the Dorothy Bruss matter, which is based on the same set of facts. Raymond Masri is named as an additional plaintiff in the Dorothy Bruss matter.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding the Partnership and ten of the Affiliated Partnerships in which plaintiffs do not own interests. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 4,779.

Item 6. Selected Financial Data
-------------------------------

                                   Year ended December 31,
                    ----------------------------------------------------------
                       1999       1998       1997       1996        1995
                    ---------- ---------- ---------- -----------  -----------

Total income          $79,216    $94,015  $3,144,396 $14,299,834  $12,057,899
(Loss) income before
  gain on sales,
  affiliates'
  participation in
  joint ventures
  and extraordinary
  items               (66,558)  (115,364)   (386,939)  4,798,662     (87,295)
Net (loss) income     (66,558)  (115,364)  9,546,094  22,556,310     (27,411)
Net (loss) income
  per Limited
  Partnership
  Interest - Basic
  and Diluted           (1.13)     (1.95)     160.86      377.90        (.46)
Total assets        1,613,805  1,653,365   2,472,953  27,755,377  45,259,656
Mortgage notes
  payable                None       None        None  24,324,028  50,428,070
Distributions per
  Limited Part-
  nership Interest (A)   None      12.18      174.02      230.00        7.50

(A) These amounts include distributions of original capital of $4.93, $159.02 and $200.00 per Limited Partnership Interest for 1998, 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations

---------------------

The operations of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (the "Partnership") in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. The Partnership sold its two remaining properties in 1997 and recognized gains in connection with these property sales. As a result, the Partnership recognized net income during 1997 as compared to a net loss during 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

As a result of lower interest rates in 1999 and higher average cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

During 1998, the Partnership received a refund of state income taxes relating to the gain on the sale of the Country Ridge Apartments which was sold in 1996. This amount was recognized as other income for financial statement purposes.

During 1998, the Partnership paid its share of property operating expenses relating to the North Hill Apartments, in which the Partnership held a joint venture interest. The property was sold in 1997.

Primarily due to a decrease in accounting and accrued legal fees, administrative expenses decreased during 1999 as compared to 1998.

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

The Partnership recognized other income during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

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

In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote-off the remaining unamortized deferred financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the North Hill Apartments during 1997, the joint venture wrote-off the remaining unamortized deferred financing fees of $617,919 of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the sale of the property, the remaining unamortized balance of a bond discount fee of $61,894 was written off, of which $15,473 was the minority joint venture partner's share. These amounts were recognized as debt extinguishment expense and classified as extraordinary items for financial statement purposes.

As a result of the 1997 sale of the North Hill Apartments, the joint venture recognized an extraordinary gain on forgiveness of debt of $1,350,000, of which $337,500 represents the North Hill Apartments' minority joint venture partner's share.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $40,000 as of December 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

The Partnership made distributions in 1998 and 1997 totaling $12.18 and $174.02 per Limited Partnership Interest, respectively. No distributions were made in 1999. See Statements of Partners' Capital for additional information. Distributions were comprised of $7.25 per Interest of Net Cash Receipts and $4.93 per Interest of Net Cash Proceeds in 1998 and $15.00 per Interest of Net Cash Receipts and $159.02 per Interest of Net Cash Proceeds in 1997.

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

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                          December 31, 1999           December 31, 1998
                      ----------------------      -----------------------
                        Financial     Tax          Financial       Tax
                       Statements   Returns       Statements      Returns
                      -----------  ---------      -----------     --------

Total assets           $1,613,805 $8,128,407       $1,653,365   $8,167,967
Partners' Capital
  (deficit)
  accounts:
    General Partner      (308,517)  (307,663)        (308,517)    (307,663)
    Limited Partners    1,816,436  8,330,445        1,882,994    8,397,003
Net (loss) income:
    General Partner          None       None             None          854
    Limited Partners      (66,558)   (66,558)        (115,364)    (130,236)
    Per Limited Part-
      nership Interest      (1.13)(A)  (1.13)           (1.95)(A)    (2.20)

(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XVIII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999 except that Mr. Meador is named, in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Partners-XVIII and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                      Amount
                                    Beneficially
               Title of Class          Owned            Percent of Class
               --------------      -------------        ----------------
               Limited Partnership
                 Interests             None                  None

As of December 31, 1999 the relatives of the officers and affiliates of the partners of the General Partner owned 128 Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 60 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1999.

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

Date: March 28, 2000
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                      Title                     Date
----------------------   -------------------------------    --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XVIII,
                         the General Partner
/s/Thomas E. Meador                                         March 28, 2000
-------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Partners-XVIII,
                         the General Partner
/s/Jayne A. Kosik                                           March 28, 2000
-----------------                                           --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital (Deficit), for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 85-Series III A Real Estate Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 85-Series III A Real Estate Limited Partnership (An Illinois Limited Partnership, "the Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership no longer has an ownership interest in any real estate investment. As described in Note 13, the Partnership has contingencies related to litigation. Upon resolution of the litigation contingency matters, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 28, 2000

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1999 and 1998

                                    ASSETS

                                                  1999           1998
                                              ------------   -------------
Cash and cash equivalents                    $  1,605,903   $   1,646,332
Accounts and accrued interest
  receivable                                        7,902           7,033
                                              ------------   -------------
                                             $  1,613,805   $   1,653,365
                                              ============   =============


                           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     74,305   $      57,724
Due to affiliates                                  31,581          21,164
                                              ------------   -------------
    Total liabilities                             105,886          78,888
                                              ------------   -------------
Commitments and contingencies

Limited Partners' capital (59,092
  Limited Partnership Interests issued
  and outstanding)                              1,816,436       1,882,994
General Partner's deficit                        (308,517)       (308,517)
                                              ------------   -------------
    Total partners' capital                     1,507,919       1,574,477
                                              ------------   -------------
                                             $  1,613,805   $   1,653,365
                                              ============   =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1999, 1998 and 1997


                                  Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                                ------------   ------------   ------------
Balance at December 31, 1996   $  3,646,860   $   (348,962)  $  3,995,822

Cash distributions to Limited
  Partners  (A)                 (10,283,190)                  (10,283,190)
Deemed distribution (B)            (500,145)                     (500,145)
Net income for the year
  ended December 31, 1997         9,546,094         40,445      9,505,649
                                ------------   ------------   ------------
Balance at December 31, 1997      2,409,619       (308,517)     2,718,136

Cash distributions to Limited
  Partners  (A)                    (719,778)                     (719,778)
Net loss for the year
  ended December 31, 1998          (115,364)                     (115,364)
                                ------------   ------------   ------------
Balance at December 31, 1998      1,574,477       (308,517)     1,882,994

Net loss for the year
  ended December 31, 1999           (66,558)                      (66,558)
                                ------------   ------------   ------------
Balance at December 31, 1999   $  1,507,919   $   (308,517)  $  1,816,436
                                ============   ============   ============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                    1999           1998           1997
                                ------------   ------------   ------------
        First Quarter                   None  $       12.18  $      74.50
        Second Quarter                  None           None         11.52
        Third Quarter                   None           None         50.00
        Fourth Quarter                  None           None         38.00


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

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998           1997
                                ------------   ------------   ------------
Income:
  Rental and service                                         $  2,895,058
  Interest on short-term
    investments                $     79,216   $     86,043        223,352
  Other                                              7,972         25,986
                                ------------   ------------   ------------
    Total income                     79,216         94,015      3,144,396
                                ------------   ------------   ------------
Expenses:
  Interest on mortgage
    notes payable                                               1,109,915
  Depreciation                                                    505,448
  Amortization of deferred
    expenses                                                       90,088
  Property operating                                17,455      1,023,498
  Real estate taxes                                               259,058
  Property management fees                                        147,902
  Administrative                    145,774        191,924        395,426
                                ------------   ------------   ------------
    Total expenses                  145,774        209,379      3,531,335
                                ------------   ------------   ------------
Loss before gain on
  sales, affiliates'
  participation in joint
  ventures and extraordinary
  items                             (66,558)      (115,364)      (386,939)
Gain on sales of properties                                    11,416,395
Affiliates' participation
  in income from
  joint ventures before
  extraordinary items                                          (1,606,722)
                                ------------   ------------   ------------
(Loss) income before
  extraordinary items               (66,558)      (115,364)     9,422,734
                                ------------   ------------   ------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                    1999           1998           1997
                                ------------   ------------   ------------
Extraordinary items:
  Debt extinguishment expense                                  (1,059,093)
  Affiliate's participation in
    in debt extinguishment
    expense                                                       169,953
  Gain on forgiveness of debt                                   1,350,000
  Affiliate's participation in
    gain on forgiveness
    of debt                                                      (337,500)
                                                              ------------
Total extraordinary items                                         123,360
                                ------------   ------------   ------------
Net (loss) income              $    (66,558)  $   (115,364)  $  9,546,094
                                ============   ============   ============
(Loss) income before
  extraordinary items
  allocated to General Partner          None           None  $     39,922
                                ============   ============   ============
(Loss) income before
 extraordinary items
 allocated to Limited Partners $    (66,558)  $   (115,364)  $  9,382,812
                                ============   ============   ============
(Loss) income before
  extraordinary items per
  Limited Partnership Interest
  (59,092 issued and
  outstanding) - Basic
  and Diluted                  $      (1.13)  $      (1.95)  $     158.78
                                ============   ============   ============
Extraordinary items allocated
  to General Partner                    None           None  $        523
                                ============   ============   ============
Extraordinary items allocated
  to Limited Partners                   None           None  $    122,837
                                ============   ============   ============
Extraordinary items per Limited
  Partnership Interest
 (59,092 issued and
  outstanding) - Basic
  and Diluted                           None           None  $       2.08
                                ============   ============   ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                    1999           1998           1997
                                ------------   ------------   ------------
Net (loss) income allocated to
  General Partner                       None           None  $     40,445
                                ============   ============   ============
Net (loss) income allocated to
  Limited Partners             $    (66,558)  $   (115,364)  $  9,505,649
                                ============   ============   ============
Net (loss) income per Limited
  Partnership Interest (59,092
  issued and outstanding) -
  Basic and Diluted            $      (1.13)  $      (1.95)  $     160.86
                                ============   ============   ============

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997


                                    1999           1998           1997
                                ------------   ------------   ------------
Operating activities:
  Net (loss) income            $    (66,558)  $   (115,364)  $  9,546,094
  Adjustments to reconcile net
    (loss) income to net cash
    (used in) or provided by
    operating activities:
      Gain on sales of
        properties                                            (11,416,395)
      Debt extinguishment
        expense                                                   775,635
      Gain on forgiveness of
        debt                                                   (1,350,000)
      Affiliate's participation
        in debt extinguishment
        expense                                                  (169,953)
      Affiliate's participation
        in gain on forgiveness
        of debt                                                   337,500
      Affiliates' participation
        in income from
        joint ventures                                          1,606,722
      Depreciation of
        properties                                                505,448
      Amortization of deferred
        expenses                                                   90,088
      Net change in:
        Escrow deposits                                           338,176
        Accounts and accrued
          interest receivable          (869)        51,640         34,518
        Prepaid expenses                                           59,888
        Accounts payable             16,581         23,763         (5,045)
        Due to affiliates            10,417         (8,209)       (56,131)
        Security deposits                                        (159,650)
                                ------------   ------------   ------------
  Net cash (used in) or
    provided by operating
    activities                      (40,429)       (48,170)       136,895
                                ------------   ------------   ------------

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85 - SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                   1999           1998           1997
                                ------------   ------------   ------------
Investing activities:
  Proceeds from sales of
    properties                                                $14,529,476
  Payment of selling costs                                       (899,132)
  Distributions from joint
    ventures with affiliates                                    1,046,660
                                                              ------------
  Net cash provided by
    investing activities                                       14,677,004
                                                              ------------
Financing activities:
  Distributions to Limited
    Partners                                  $   (719,778)   (10,283,190)
  Deemed distribution to
    Limited Partners                                             (595,459)
  Distributions to joint
    venture partners -
    affiliates                                                 (1,179,284)
  Repayment of mortgage notes
    payable                                                    (6,443,945)
  Release of capital
    improvement escrows                                           358,178
  Principal payments on
    mortgage notes payable                                       (143,959)
                                               ------------   ------------
  Net cash used in financing
    activities                                    (719,778)   (18,287,659)
                                               ------------   ------------
Net change in cash and cash
  equivalents                  $    (40,429)      (767,948)    (3,473,760)
Cash and cash equivalents at
  beginning of year               1,646,332      2,414,280      5,888,040
                                ------------   ------------   ------------
Cash and cash equivalents at
  end of year                  $  1,605,903   $  1,646,332   $  2,414,280
                                ============   ============   ============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in September 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss and Masri lawsuits discussed in Note 13 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(f) In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership Agreement, the income
(loss) allocations have been adjusted.

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

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

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

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on October 25, 1984. The Partnership Agreement provides for Balcor Partners-XVIII to be the General Partner and for the admission of Limited Partners through the sale of up to 70,000 Limited Partnership Interests at $1,000 per Interest, 59,092 of which were sold on or prior to December 31, 1985, the termination date of the offering.

Pursuant to the Partnership Agreement, Partnership income and losses were to be allocated 99% to the Limited Partners and 1% to the General Partner. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership Agreement, the income (loss) allocations have been adjusted.

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

5. Mortgage Notes Payable:

During 1997, the Partnership incurred interest expense on mortgage notes payable of $1,109,915 and paid interest expense of $1,122,982.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

7. Affiliates' Participation in Joint Ventures:

The North Hill Apartments was owned by a joint venture consisting of the Partnership and an affiliated partnership. The North Hill Apartments was sold in 1997. Profits and losses were allocated 75% to the Partnership and 25% to the affiliate. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate adjustment to profit or loss for the affiliate's participation. Net distributions of $1,274,598 were made to the joint venture partner during 1997. See Notes 10 and 11 of Notes to Financial Statements for additional information.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differed in prior years from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net loss for 1999 in the financial statements is equal to the tax loss of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                              Year Ended      Year Ended    Year Ended
                               12/31/99        12/31/98      12/31/97
                            --------------  --------------  -------------
                            Paid   Payable  Paid  Payable  Paid  Payable
                            -----  -------  ----- -------  ----- -------
Reimbursement of expenses
  to the General Partner,
  at cost:
     Accounting            $7,726   $7,071 $6,029  $4,081 $31,829 $6,337
     Data processing        4,798    8,192  2,328     872   3,991  1,456
     Legal                  3,083    4,284  4,417   3,001  20,483  6,950
     Portfolio management  11,690   12,034 19,347  13,210  75,807 13,598
     Property sales
       administration        None     None  1,032    None  70,769  1,032

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 13 of Notes to Financial Statements.

10. Property Sales:

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

11. Extraordinary Items:

(a) In connection with the sale of the Howell Station Apartments during 1997, the Partnership wrote-off the remaining unamortized financing fees of $95,822 and paid a prepayment penalty of $283,458. In connection with the sale of the

North Hill Apartments during 1997, the joint venture wrote-off the remaining unamortized deferred financing fees of $617,919, of which $154,480 represents the North Hill Apartments minority joint venture partner's share. Additionally, in connection with the 1994 bond refinancing of the North Hill Apartments, the joint venture paid a bond discount fee of $84,400 which was recorded as a reduction of the underlying mortgage balance. In connection with the 1997 sale of the property, the remaining unamortized balance of the discount fee of $61,894 was written off. The minority joint venture partner's share of this amount was $15,473. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

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

12. Other Income:

The Partnership recognized other income during 1998 in connection with a refund of state income taxes relating to the gain on the 1996 sale of the Country Ridge Apartments and during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

13. Contingencies:

(a) The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30, 1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendants continue to vigorously contest these actions. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership.

(b) In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss the complaint; at the hearing the class allegations were struck regarding eleven of the partnerships, including the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.