Form 10-Q
period 2000-09-30
BALCOR REALTY INVESTORS 85 SERIES III
filed 2000-11-13
CIK 766769

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                     ASSETS

                                            2000                1999
                                         -----------         -----------
Cash and cash equivalents                $1,547,588          $1,605,903
Accounts and accrued interest receivable      8,371               7,902
                                         -----------         -----------
                                         $1,555,959          $1,613,805
                                         ===========         ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   73,695          $   74,305
Due to affiliates                             7,348              31,581
                                         -----------         -----------
    Total liabilities                        81,043             105,886
                                         -----------         -----------

Commitments and contingencies

Limited Partners' capital (59,092
  Interests issued and outstanding)       1,783,433           1,816,436
General Partner's deficit                  (308,517)           (308,517)
                                         -----------         -----------
    Total partners' capital               1,474,916           1,507,919
                                         -----------         -----------
                                         $1,555,959          $1,613,805
                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.


                    BALCOR REALTY INVESTORS 85-SERIES III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 2000 and 1999
                                 (Unaudited)

                                                 2000            1999
                                              -----------     -----------
Income:
  Interest on short-term investments          $   71,096      $   58,184
                                              -----------     -----------
    Total income                                  71,096          58,184
                                              -----------     -----------
Expenses:
  Administrative                                 104,099         108,639
                                              -----------     -----------
    Total expenses                               104,099         108,639
                                              -----------     -----------
Net loss                                      $  (33,003)     $  (50,455)
                                              ===========     ===========
Net loss allocated to General Partner               None            None
                                              ===========     ===========
Net loss allocated to Limited Partners        $  (33,003)     $  (50,455)
                                              ===========     ===========
Net loss per Limited Partnership Interest
  (59,092 issued and oustanding) -
  Basic and Diluted                           $    (0.56)     $    (0.85)
                                              ===========     ===========

The accompanying notes are an integral part of the financial statements.


                    BALCOR REALTY INVESTORS 85-SERIES III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 2000 and 1999
                                 (Unaudited)

                                                  2000            1999
                                               -----------     -----------
Income:
  Interest on short-term investments           $   25,290      $   19,939
                                               -----------     -----------
    Total income                                   25,290          19,939
                                               -----------     -----------
Expenses:
  Administrative                                   28,105          32,626
                                               -----------     -----------
    Total expenses                                 28,105          32,626
                                               -----------     -----------
Net loss                                       $   (2,815)     $  (12,687)
                                               ===========     ===========
Net loss allocated to General Partner                None            None
                                               ===========     ===========
Net loss allocated to Limited Partners         $   (2,815)     $  (12,687)
                                               ===========     ===========
Net loss per Limited Partnership Interest
  (59,092 issued and oustanding) -
  Basic and Diluted                            $    (0.04)     $    (0.21)
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR REALTY INVESTORS 85-SERIES III
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 2000 and 1999
                                 (Unaudited)

                                                   2000           1999
                                                -----------    -----------
Operating activities:
  Net loss                                      $  (33,003)    $  (50,455)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                  (469)           345
        Accounts payable                              (610)         5,083
        Due to affiliates                          (24,233)         2,832
                                                -----------    -----------
  Net cash used in operating activities            (58,315)       (42,195)
                                                -----------    -----------
Net change in cash and cash equivalents            (58,315)       (42,195)

Cash and cash equivalents at beginning
  of year                                        1,605,903      1,646,332
                                                -----------    -----------
Cash and cash equivalents at end of period      $1,547,588     $1,604,137
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 85-SERIES III
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 2000, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

As previously reported, class action litigation involving the Partnership was originally filed in February 1996. This litigation has existed over the past four and 1/2 years in three separate but related cases and continues to exist today. Since inception of this litigation, the general partner has stated that the Partnership would not be dissolved until the conclusion of this litigation and that the general partner has a contingent right to seek recovery from the Partnership of the legal fees it expends in defending against this litigation. The general partner believed that this litigation would have been completed and resolved before now. Despite the fact that the general partner has prevailed twice on motions to dismiss the litigation for failure to state a cause of action, the plaintiffs have continued to re-file the litigation and assert claims and, in so doing, have protracted the litigation. There is presently pending the general partner's and remaining defendants' third motion to dismiss the litigation for failure to state a cause of action, on which the court heard argument in April 2000. Defendants believe this motion to be meritorious. Given the actions of plaintiffs' counsel to date, at this point in time the general partner does not believe that the litigation will be concluded in the near future. As a result, the general partner has decided that it will dissolve the Partnership in December 2000 and distribute all remaining cash reserves to the limited partners.

The Partnership has accrued on its financial statements the legal fees expended to date by the general partner in defending against this litigation. The general partner would be entitled to place such amounts, along with an amount representing anticipated future legal fees, in a trust account to be held until the conclusion of this litigation. Because the general partner believes such an action would not be in the best interests of the limited partners, it has decided not to do so and will distribute to limited partners such amounts accrued for legal fees. The general partner does not in any way waive its claim for indemnification under the partnership agreement; however, the general partner will not seek to recover from the limited partners any amounts distributed to them in attempting to satisfy the general partner's indemnification rights.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost    $ 47,985      $ 8,107    $ 7,348

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

As a result of higher interest rates in 2000, interest income on short-term investments increased during the nine months and quarter ended September 30, 2000 as compared to the same periods in 1999.

Primarily as a result of lower accounting and accrued legal fees, administrative expenses decreased during the nine months and quarter ended September 30, 2000 as compared to the same periods in 1999. This decrease was partially offset by an increase in printing costs.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $58,000 as of September 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

As previously reported, class action litigation involving the Partnership was originally filed in February 1996. This litigation has existed over the past four and 1/2 years in three separate but related cases and continues to exist today. Since inception of this litigation, the general partner has stated that the Partnership would not be dissolved until the conclusion of this litigation and that the general partner has a contingent right to seek recovery from the

Partnership of the legal fees it expends in defending against this litigation. The general partner believed that this litigation would have been completed and resolved before now. Despite the fact that the general partner has prevailed twice on motions to dismiss the litigation for failure to state a cause of action, the plaintiffs have continued to re-file the litigation and assert claims and, in so doing, have protracted the litigation. There is presently pending the general partner's and remaining defendants' third motion to dismiss the litigation for failure to state a cause of action, on which the court heard argument in April 2000. Defendants believe this motion to be meritorious. Given the actions of plaintiffs' counsel to date, at this point in time the general partner does not believe that the litigation will be concluded in the near future. As a result, the general partner has decided that it will dissolve the Partnership in December 2000 and distribute all remaining cash reserves to the limited partners.

The Partnership has accrued on its financial statements the legal fees expended to date by the general partner in defending against this litigation. The general partner would be entitled to place such amounts, along with an amount representing anticipated future legal fees, in a trust account to be held until the conclusion of this litigation. Because the general partner believes such an action would not be in the best interests of the limited partners, it has decided not to do so and will distribute to limited partners such amounts accrued for legal fees. The general partner does not in any way waive its claim for indemnification under the partnership agreement; however, the general partner will not seek to recover from the limited partners any amounts distributed to them in attempting to satisfy the general partner's indemnification rights.

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

(27) Financial Data schedule of the Partnership for the nine months ended September 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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



Date: November 13, 2000
      ------------------